Form 10-K
period 1996-12-31
TITAN EXPLORATION INC
filed 1997-03-27
CIK 1024645

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                              ----------------

                                  FORM 10-K

                              ----------------
(Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

              OR

       [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ___________ TO_____________

                       COMMISSION FILE NUMBER:  000-21843

                            TITAN EXPLORATION, INC.
             (Exact name of Registrant as Specified in its Charter)


                    DELAWARE                               75-2671582
        (State or other jurisdiction of                 (I.R.S. Employer

         incorporation or organization)               Identification No.)
           500 WEST TEXAS, SUITE 500
                 MIDLAND, TEXAS                              79701
    (Address of principal executive offices)               (Zip Code)

                                 (915) 682-6612
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                       WHICH REGISTERED
 ---------------------------------------------   ------------------------------
                      None                                    None

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

       Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       As of March 14, 1997, the Registrant had outstanding 33,941,513 shares of Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 14, 1997, as reported on the Nasdaq National Market, was approximately $199,411,953.


                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the definitive proxy statement for the Registrant's 1997 Annual Meeting of Stockholders to be held on May 28, 1997, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1996.

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Forward Looking Information and Risk Factors . . . . . . . . . . . . . . .    1

                                     PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . . . . . . . .    5

Item 2.       Properties . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 3.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .   12

Item 4.       Submission of Matters to a Vote of Security Holders  . . . .   13

Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . 13

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters  . . . . . . . . . . . . . . . . . . . .   14

Item 6.       Selected Financial Data  . . . . . . . . . . . . . . . . . .   15

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . . .   16

Item 8.       Financial Statements and Supplementary Data  . . . . . . . .   21

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure  . . . . . . . . . . . .   21

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant . . . . .   21

Item 11.      Executive Compensation . . . . . . . . . . . . . . . . . . .   21

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management . . . . . . . . . . . . . . . . . . . . . . .   21

Item 13.      Certain Relationships and Related Party Transaction  . . . .   22

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
              Form 10-K . . . . . . . . . . . . . . . . . . . . . . . . . .  22


Glossary of Oil and Gas Terms  . . . . . . . . . . . . . . . . . . . . . .   26

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

Index to Consolidated Financial Statements . . . . . . . . . . . . . . . .  F-1

                            TITAN EXPLORATION, INC.

                        1996 ANNUAL REPORT ON FORM 10-K

                  FORWARD LOOKING INFORMATION AND RISK FACTORS

       Titan Exploration, Inc. (the "Company") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells the Company anticipates drilling through 1998 and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, government regulations and other factors set forth among the risk factors noted below or in the description of the Company's business in Item 1 of this report. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

       Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are highly dependent upon the prices received for the Company's oil and gas. Historically, the markets for oil and gas have been volatile and may continue to be volatile in the future. Revenues generated from the oil and gas operations of the Company will be highly dependent on the future prices of oil and gas. Various factors beyond the control of the Company will affect prices of oil and gas, including but not limited to the worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulations and taxes and the overall economic environment. On March 15, 1997, the posted price for West Texas Intermediate Crude was $19.25 per Bbl, as posted by the Company's major purchaser. On December 31, 1996, the posted price for West Texas Intermediate Crude was $23.39 per Bbl, as posted by the Company's major purchaser. The Company is unable to predict the long-term effects of these and other conditions on the prices of oil. Moreover, it is possible that prices for any oil the Company produces will be lower than current prices received by the Company. Historically, the market for natural gas has been volatile and is likely to continue to be volatile in the future. Prices for natural gas are subject to wide fluctuation in response to market uncertainty, changes in supply and demand and a variety of additional factors, all of which are beyond the Company's control. On March 15, 1997, estimated natural gas prices received by the Company at the wellhead averaged $1.17 per Mcf. On December 31, 1996, natural gas prices received by the Company at the wellhead averaged $2.83 per Mcf. Lower oil and gas prices may reduce the amount of oil and gas the Company can produce economically. Any significant decline in the price of oil or gas would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties.

       Uncertainty of Reserve Information and Future Net Revenue Estimates. There are numerous uncertainties inherent in estimating quantities of proved reserves and their values, including many factors beyond the Company's control. The reserve information set forth in this report represents estimates only. Although the Company believes such estimates to be reasonable, reserve estimates are imprecise and should be expected to change as additional information becomes available.

       Estimates of oil and gas reserves, by necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom may vary substantially. Moreover, there can be no assurance that the Company's reserves will ultimately be produced or that the Company's proved undeveloped reserves will be developed within the periods anticipated. Any significant variance in the assumptions could materially affect the estimated quantity and value of the Company's reserves. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

       The PV-10 referred to in this report should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

       Limited Operating History; Rapid Growth. The Company, which began operations in March 1995, has a brief operating history upon which the Company's stockholders may base their evaluation of the Company's performance. As a result of its brief operating history and rapid growth, the operating results from the Company's historical periods are not readily comparable and may not be indicative of future results. There can be no assurance that the Company will continue to experience growth in, or maintain its current level of, revenues, oil and gas reserves or production.

       The Company's rapid growth has placed significant demands on its administrative, operational and financial resources. Any future growth of the Company's oil and gas reserves, production and operations would place significant further demands on the Company's financial, operational and administrative resources. The Company's future performance and profitability will depend in part on its ability to successfully integrate the administrative and financial functions of acquired properties into the Company's operations, to hire additional personnel and to implement necessary enhancements to its management systems to respond to changes in its business. There can be no assurance that the Company will be successful in these efforts. The inability of the Company to integrate acquired properties, to hire additional personnel or to enhance its management systems could have a material adverse effect on the Company's results of operations.

       Substantial Capital Requirements. The Company makes, and will continue to make, substantial capital expenditures for the exploration, development, acquisition and production of its oil and gas reserves. The Company intends to finance such capital expenditures primarily with funds provided by operations and borrowings under its $250 million Credit Agreement, which currently has a borrowing base of $165 million. In 1995 the Company spent approximately $40.6 million on its first large property acquisition, and, in 1996, approximately $135.7 million on its second large property acquisition. The Company's direct capital expenditures for oil and gas producing activities, excluding property acquisitions, were $12.6 million for the year ended December 31, 1996 and $2.0 million for the nine months ended December 31, 1995.

       If revenues decrease as a result of lower oil or gas prices or otherwise, the Company may have limited ability to expend the capital necessary to replace its reserves or to maintain production at current levels, resulting in a decrease in production over time. If the Company's cash flow from operations and availability under the Credit Agreement are not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements.

       Reserve Replacement Risk. The Company's future success depends upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. The proved reserves of the Company will generally decline as reserves are depleted, except to the extent that the Company conducts successful exploration or development activities or acquires properties containing proved reserves, or both. In order to increase reserves and production, the Company must continue its development and exploration drilling and recompletion programs or undertake other replacement activities. The Company's current strategy includes increasing its reserve base through acquisitions of producing properties, continued exploitation of its existing properties and exploration of new and existing properties. There can be no assurance, however, that the Company's planned development and exploration projects and acquisition activities will result in significant additional reserves or that the Company will have continuing success drilling productive wells at low finding and development costs. Furthermore, while the Company's revenues may increase if prevailing oil and gas prices increase significantly, the Company's finding costs for additional reserves could also increase.

       Acquisition Risks. The Company's rapid growth since its inception in March 1995 has been largely the result of acquisitions of producing properties. The Company expects to continue to evaluate and pursue acquisition opportunities available on terms management considers favorable to the Company. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, the Company performs a review of the subject properties it believes to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. The Company generally assumes preclosing liabilities, including environmental liabilities, and generally acquires interests in the properties on an "as is" basis. With respect to its acquisitions to date, the Company has no material commitments for capital expenditures to comply with existing environmental requirements. There can be no assurance that the Company's acquisitions will be successful. Any unsuccessful acquisition could have a material adverse effect on the Company.

       Risk of Hedging Activities. The Company's use of energy swap arrangements to reduce its sensitivity to oil and gas price volatility is subject to a number of risks. If the Company's reserves are not produced at the rates estimated by the Company due to inaccuracies in the reserve estimation process, operational difficulties or regulatory limitations, the Company would be required to satisfy obligations it may have under fixed price sales and hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of its own production. Further, the terms under which the Company enters into fixed price sales and hedging contracts are based on assumptions and estimates of numerous factors such as cost of production and pipeline and other transportation costs to delivery points. Substantial variations between the assumptions and estimates used by the Company and actual results experienced could materially adversely affect the Company's anticipated profit margins and its ability to manage the risk associated with fluctuations in oil and gas prices. Additionally, fixed price sales and hedging contracts limit the benefits the Company will realize if actual prices rise above the contract prices. In addition, fixed price sales and hedging contracts are subject to the risk that the counter-party may prove unable or unwilling to perform its obligations under such contracts. Any significant nonperformance could have a material adverse financial effect on the Company. As of December 31, 1996, none of the Company's production was subject to hedging contracts.

       Marketability of Production. The marketability of the Company's production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Most of the Company's natural gas is delivered through gas gathering systems and gas pipelines that are not owned by the Company. Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company's ability to produce and market its oil and gas. Any dramatic change in market factors could have a material adverse effect on the Company.

       Dependance on Key Personnel. The Company's success has been and will continue to be highly dependent on Jack Hightower, its Chairman of the Board and Chief Executive Officer, and a limited number of other senior management personnel. Loss of the services of Mr. Hightower or any of those other individuals could have a material adverse effect on the Company's operations. The Company maintains a $3.0 million key man life insurance policy on the life of Mr. Hightower, but no other senior management personnel. In addition, as a result of the 1996 Acquisition and since December 31, 1996, the Company has employed 12 additional employees and currently plans to employ approximately 5 new employees and will face competition for such personnel from other companies. There can be no assurance that the Company will be successful in hiring or retaining key personnel. The Company's failure to hire additional personnel or retain its key personnel could have a material adverse effect on the Company.

                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

       The Company is an independent energy company engaged in the exploration, development and acquisition of oil and gas properties. Since its inception in March 1995, the Company has experienced significant growth in reserves, production and cash flow by acquiring and exploiting producing properties primarily in the Permian Basin of west Texas and southeastern New Mexico.

       In December 1996, the Company completed an initial public offering of 14,391,500 shares of Common Stock of the Company at $11.00 per share, resulting in net proceeds of $147.2 million. The shares are traded on the Nasdaq National Market under the symbol "TEXP." The proceeds were used to repay bank debt.

       In December 1995, the Company acquired a concentrated group of Permian Basin producing oil and gas properties from a large independent company for approximately $40.6 million (the "1995 Acquisition"). On October 31, 1996, the Company acquired additional Permian Basin producing properties from a major integrated company for approximately $135.7 million (the "1996 Acquisition"). As of December 31, 1996, the Company had estimated net proved reserves of approximately 19.5 MMBbls of oil and 301.4 Bcf of natural gas, or an aggregate of 69.7 MMBOE with a PV-10 of $537.4 million. Approximately 66% of these reserves were classified as proved developed. The Company acquired, explored for and developed its reserves for an average reserve replacement cost of approximately $2.75 per BOE through December 31, 1996.

       The Company prefers to acquire properties over which it can exercise operating control. The Company operated 458 gross wells (390 net wells) at December 31, 1996, and these operated properties represented approximately 68% of its proved developed producing PV-10 and 78% of the Company's PV-10 attributable to proved reserves at December 31, 1996. The Company's emphasis on controlling the operation of its properties enables the Company to better manage expenses, capital allocation and other aspects of development and exploration.

       The Company's oil and gas properties are located in approximately 60 fields in the Permian Basin. Approximately 67% of the Company's PV-10 of total proved reserves is concentrated in 12 principal fields located in this region. The region is characterized by complex geology with numerous known producing horizons and provides significant opportunities to increase reserves, production and ultimate recoveries through development, exploratory and horizontal drilling, recompletions, secondary and tertiary recovery methods, and use of 3-D seismic and other advanced technologies.

       The Company's strategy is to grow reserves, production and net income per share through (i) the acquisition of producing properties that provide development and exploratory drilling potential, (ii) the exploitation and development of its reserve base, (iii) the exploration for oil and gas reserves and (iv) the implementation of a low operating and overhead cost structure.

       The Company was formed in 1996 for the purpose of becoming the holding company for Titan Resources, L.P. pursuant to the terms of an exchange agreement dated September 30, 1996. The partnership was formed in March 1995 and grew primarily through acquisitions of oil and gas properties and the exploitation of those properties. Under the exchange agreement, effective September 30, 1996, (i) the limited partners of the partnership transferred all their limited partnership interests to the Company in exchange for an aggregate of 19,318,199 shares of Common Stock, and (ii) the shareholders of Titan Resources I, Inc., a Texas corporation that is the general partner of the partnership, transferred all the issued and outstanding stock of that corporation to the Company in exchange for an aggregate of 231,814 shares of Common Stock. These transactions are referred to as the "Conversion." As a result of the Conversion, Titan Exploration, Inc. owns, directly or indirectly, all the partnership interests in the partnership and conducts its active business operations through the partnership.
References to the "Company" are to Titan Exploration, Inc. and its predecessors and subsidiaries, including the partnership.

       The Company is incorporated in the State of Delaware, its principal executive offices are located at 500 West Texas, Suite 500, Midland, Texas 79701, and its telephone number is 915/682-6612.

ACQUISITIONS

       The Company regularly pursues and evaluates acquisition opportunities (including opportunities to acquire oil and gas properties or related assets or entities owning oil and gas properties or related assets and opportunities to engage in mergers, consolidations or other business combinations with entities owning oil and gas properties or related assets) and at any given time may be in various stages of evaluating these opportunities. These stages may take the form of internal financial and oil and gas property analysis, preliminary due diligence, the submission of an indication of interest, preliminary negotiations, negotiation of a letter of intent, or negotiation of a definitive agreement. While the Company is currently evaluating a number of potential acquisition opportunities (some of which would be material in size to the Company), it has not signed a letter of intent with respect to any material acquisition and currently has no assurance of completing any particular material acquisition or of entering into negotiations with respect to any particular material acquisition.

OIL AND GAS MARKETING AND MAJOR CUSTOMERS

       The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and gas. The price received by the Company for its oil and gas production depends on numerous factors beyond the Company's control, including seasonality, the condition of the United States economy, particularly the manufacturing sector, foreign imports, political conditions in other oil-producing and gas-producing countries, the actions of OPEC and domestic government regulation, legislation and policies. Decreases in the prices of oil and natural gas could have an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. Although the Company is not currently experiencing any significant involuntary curtailment of its oil or gas production, market, economic and regulatory factors may in the future materially affect the Company's ability to sell its oil or gas production.

       For the year ended December 31, 1996, sales to Enron Corp., and its subsidiaries and affiliates, were approximately 43% of the Company's oil and gas revenues. Certain of these sales were based on six month contracts for crude oil and month-to-month spot sales for natural gas.

       Due to the availability of other markets and pipeline connections, the Company does not believe that the loss of any single crude oil or gas customer would have a material adverse effect on the Company's results of operations.

COMPETITION

       The oil and gas industry is highly competitive. The Company encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of producing properties. The Company's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of its competitors are large, well established companies with substantially larger operating staffs and greater capital resources than the Company and which, in many instances, have been engaged in the energy business for a much longer time than the Company. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

OPERATING HAZARDS AND UNINSURED RISKS

       Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including title problems, weather conditions, mechanical problems, compliance with governmental requirements and shortages or delays in the delivery of equipment and services. The Company's future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on the Company's future results of operations and financial condition.

       In addition, the Company's use of 3-D seismic requires greater pre-drilling expenditures than traditional drilling strategies. Although the Company believes that its use of 3-D seismic will increase the probability of success of its exploratory wells and should reduce average finding costs through the elimination of prospects that might otherwise be drilled solely on the basis of 2-D seismic data and other traditional methods, unsuccessful wells are likely to occur. There can be no assurance that the Company's drilling program will be successful or that unsuccessful drilling efforts will not have a material adverse effect on the Company. Although the Company has identified numerous potential drilling locations, there can be no assurance that they will ever be drilled or that oil or gas will be produced from them.

       The Company's operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to properties of the Company and others.

       The Company expects to drill a number of deep vertical and horizontal wells in the future. The Company's deep and/or horizontal drilling activities involve greater risk of mechanical problems than other drilling operations. These wells may be significantly more expensive to drill than those drilled to date.

       The Company maintains insurance against some, but not all, of the risks described above. The Company may elect to self-insure in circumstances in which management believes that the cost of insurance, although available, is excessive relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

       As of December 31, 1996, the Company had 30 full-time employees, none of whom is represented by any labor union. Included in the total were 25 corporate employees located in the Company's office in Midland, Texas, eight of whom are involved in the management of the Company. The Company considers its relations with its employees to be good.

OTHER FACILITIES

       The Company currently leases approximately 44,270 square feet of office space in Midland, Texas, where its principal offices are located. This office lease is with an affiliate of Jack Hightower. The Company's principal offices are leased through March 15, 2002.

TITLE TO PROPERTIES

       The Company received title opinions relating to properties representing 80% of the PV-10 of the 1995 Acquisition and 90% of the PV-10 of the 1996 Acquisition. The Company's land department and contract land professionals have reviewed title records of substantially all its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. The Company's Credit Agreement is secured by a first lien on properties that represented at least 80% of the value of the Company's proved oil and gas properties (based on PV-10 as of December 31, 1996). Presently, the Company keeps in force its leaseholds for 65% of its net acreage by virtue of production on that acreage in paying quantities. The remaining acreage is held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

GOVERNMENTAL REGULATION

       The Company's oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on the Company's financial condition and results of operations.

       The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

       The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders is to increase competition within all phases of the gas industry. Order 636 and subsequent FERC orders on rehearing have been appealed and are pending judicial review. Because these orders may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on the Company and its gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

       The price the Company receives from the sale of oil and natural gas liquids is affected by the cost of transporting products to market. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Company is not able to predict with certainty the effect, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

ENVIRONMENTAL MATTERS

       The Company's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from the Company's operations. The permits required for various of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunction, or both. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and gas industry in general. CERCLA and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. RCRA and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting the Company's operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "nonhazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

       Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990, as amended ("OPA"), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate $10 million in financial responsibility, and for offshore facilities the financial responsibility requirement is at least $35 million. Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on the Company. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas.
With respect to certain of its operations, the Company is required to maintain such permits or meet general permit requirements. The EPA recently adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. The Company believes that it will be able to obtain, or be included under, such permits, where necessary, and to make minor modifications to existing facilities and operations that would not have a material effect on the Company.

       The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on the Company. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to significant liabilities on the part of the Company to the government and third parties and may require the Company to incur substantial costs of remediation. Moreover, the Company has agreed to indemnify sellers of producing properties purchased by the Company in the 1995 Acquisition and the 1996 Acquisition against environmental claims associated with such properties. No assurance can be given that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect the Company's results of operations and financial condition or that material indemnity claims will not arise against the Company with respect to properties acquired by the Company.

       The Company has acquired leasehold interests in numerous properties that for many years have produced oil and gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of the Company's properties are operated by third parties over whom the Company has no control. Notwithstanding the Company's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

ABANDONMENT COSTS

       The Company is responsible for payment of plugging and abandonment costs on the oil and gas properties pro rata to its working interest. Based on its experience, the Company anticipates that the ultimate aggregate salvage value of lease and well equipment located on its properties will exceed the costs of abandoning such properties. There can be no assurance, however, that the Company will be successful in avoiding additional expenses in connection with the abandonment of any of its properties. In addition, abandonment costs and their timing may change due to many factors including actual production results, inflation rates and changes in environmental laws and regulations.


ITEM 2.       PROPERTIES

OIL AND NATURAL GAS RESERVES

       The following table summarizes the estimates of the Company's historical net proved reserves as of December 31, 1996 and December 31, 1995, and the present values attributable to these reserves at such dates. The reserve and present value data of the Company as of December 31, 1996 were prepared by Williamson Petroleum Consultants, Inc. The reserve and present value data as of December 31, 1995 were prepared by the Company.

                                                            AS OF DECEMBER 31,
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
                                                         (dollars in thousands)
 ESTIMATED PROVED RESERVES:
         Oil (MBbls) . . . . . . . . . . . . . . . . . .     19,456       6,146
         Gas (MMcf)  . . . . . . . . . . . . . . . . . .    301,378     134,995
         MBOE (6 Mcf per Bbl)  . . . . . . . . . . . . .     69,686      28,645
   Proved developed reserves as a percentage of proved
     reserves  . . . . . . . . . . . . . . . . . . . . .         66%         47%
   PV-10(1)  . . . . . . . . . . . . . . . . . . . . . .   $537,366     $89,753
   Standardized Measure of Discounted Future Net Cash
   Flows(2)  . . . . . . . . . . . . . . . . . . . . . .   $387,863     $66,352


---------------------

(1) The present value of future net revenue attributable to the Company's reserves was prepared using prices in effect at the end of the respective periods presented, discounted at 10% per annum on a pre-tax basis. These amounts reflect the effects of the Company's hedging activities.

(2) The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value of future net revenues after income taxes discounted at 10%. These amounts reflect the effects of the Company's hedging activities.

       In accordance with applicable requirements of the Commission, estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). The average prices for the Company's reserves as of December 31, 1996 were $25.09 per Bbl of oil and $2.70 per Mcf of natural gas, compared to average prices for the Company's reserves as of December 31, 1995 of $17.66 per Bbl of oil and $1.38 per Mcf of natural gas.

       Estimated quantities of proved reserves and future net revenues therefrom are affected by natural gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and gas reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this report represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and gas prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. The Company's estimated proved reserves have not been filed with or included in reports to any federal agency.

       Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves.

PRODUCTIVE WELLS AND ACREAGE

  Productive Wells

       The following table sets forth the Company's productive wells as of December 31, 1996:

                                                                               ACTUAL
                                                                       ----------------------
                                                                         GROSS         NET
                                                                       ----------  ----------
 Oil . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,351         444
 Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            274          75
                                                                       ----------  ----------
         Total Productive Wells  . . . . . . . . . . . . . . . . .          1,625         519
                                                                       ==========  ==========

       Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, nine had multiple completions.

  Acreage Data

       Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof. The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold mineral or other interest at December 31, 1996.


                       DEVELOPED ACRES          UNDEVELOPED ACRES           TOTAL ACRES
                   -----------------------   ----------------------   -----------------------
                      GROSS        NET         GROSS         NET         GROSS        NET
                   ----------   ----------   ----------   ---------   ----------   ----------
 Total . . . . .     149,725      52,381       50,995      28,488       200,720      80,869

DRILLING ACTIVITIES

       The following table sets forth the drilling activity of the Company on its properties for the year ended December 31, 1996 and for the period from March 31, 1995 (inception) through December 31, 1995.

                                                      YEAR ENDED                       PERIOD ENDED
                                                   DECEMBER 31, 1996                DECEMBER 31, 1995
                                           --------------------------------   -----------------------------
                                                GROSS              NET             GROSS            NET
                                           ---------------   --------------   --------------   ------------
 Exploratory Wells
         Productive  . . . . . . . . .               -               -                 1             0.5
         Nonproductive . . . . . . . .               1               0.2               2             1.3
                                                 -----             -----           -----           -----

                Total  . . . . . . . .               1               0.2               3             1.8
                                                 =====             =====           =====           =====
 Development Wells
         Productive  . . . . . . . . .               7               3.9               -               -
         Nonproductive . . . . . . . .               1               0.2               -               -
                                                 -----             -----           -----           -----
                Total  . . . . . . . .               8               4.1               -               -
                                                 =====             =====           =====           =====


NET PRODUCTION, UNIT PRICES AND COSTS

       The following table presents certain information with respect to oil and gas production prices and costs attributable to all oil and gas property interests owned by the Company for the year ended December 31, 1996 and for the period from March 31, 1995 (inception) through December 31, 1995.

                                                             YEAR ENDED                   PERIOD ENDED
                                                         DECEMBER 31, 1996             DECEMBER 31, 1995
                                                    ---------------------------   ---------------------------
 Production
         Oil (MBbls) . . . . . . . . . . . . . .                    714                            30
         Gas (MMcf)  . . . . . . . . . . . . . .                  5,787                           245
         Total (MBOE)  . . . . . . . . . . . . .                  1,679                            71
 Average sales price (1):
         Oil (per Bbl) . . . . . . . . . . . . .                $ 19.16                       $ 16.80
         Gas (per Mcf) . . . . . . . . . . . . .                   1.75                           .97
         Per BOE . . . . . . . . . . . . . . . .                  14.19                         10.46
 Production costs, including production taxes
         (per BOE) (2) . . . . . . . . . . . . .                $  5.48                       $  4.28
 General and administrative costs (per BOE)  . .                $  1.35                       $ 21.77
 Depletion, depreciation and amortization
         expenses (per BOE)  . . . . . . . . . .                $  3.45                       $  4.21


---------------------

(1)    Reflects results of hedging activities.
(2) Includes approximately $1.31 per BOE of production costs primarily attributable to necessary rework operations on the 1995 Acquisition and the 1996 Acquisition.


ITEM 3.       LEGAL PROCEEDINGS

       The Company presently is not a party to any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of the Company's security holders between December 16, 1996, the effective date of the Company's initial public offering, and December 31, 1996.


EXECUTIVE OFFICERS OF THE REGISTRANT

       Pursuant to Instruction 3 to Item 401(b) of the Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in
Part I of this report.

       The following table sets forth certain information concerning the executive officers of the Company as of December 31, 1996:

         NAME                        AGE                         POSITION
         ----                        ---                         --------
 Jack D. Hightower . . . . . . .      48    President and Chief Executive Officer
 George G. Staley  . . . . . . .      62    Executive Vice President, Exploration
 Rodney L. Woodard . . . . . . .      41    Vice President, Engineering
 Thomas H. Moore . . . . . . . .      52    Vice President, Business Development
 Dan P. Colwell  . . . . . . . .      52    Vice President, Land
 William K. White  . . . . . . .      54    Vice President, Finance and Chief Financial Officer
 John L. Benfatti  . . . . . . .      51    Vice President, Accounting and Controller
 Susan D. Rowland  . . . . . . .      36    Vice President, Corporate Administration and Secretary

       Set forth below is a description of the backgrounds of each executive officer of the Company, including employment history for at least the last five years.

       Jack D. Hightower has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since he founded the Company in March 1995. Prior to forming the Company, from 1986 to January 1996, Mr. Hightower served as Chairman of the Board and Chief Executive Officer of United Oil Services, Inc., a complete oil field service company serving customers in the Permian Basin. From 1978 to 1995, Mr. Hightower served as Chairman of the Board and President of Amber Energy, Inc., a company formed to identify oil and gas exploration prospects. From 1991 to 1994, Mr. Hightower served as Chairman of the Board, Chief Executive Officer and President of Enertex, Inc., which served as the operator of record for several oil and gas properties involving Mr. Hightower and other nonoperators, including Selma International Investment Limited. Since 1990, Mr. Hightower has served on the Board of Directors of Texas Commerce Bank, N.A., Midland.

       George G. Staley has served as Executive Vice President, Exploration and Director of the Company since its formation. From 1975 until 1995, Mr. Staley served as President and Chief Executive Officer of Staley Gas Co., Inc. and Staley Operating Co., which are oil and gas exploration and operating companies.

       Rodney L. Woodard has served as Vice President, Engineering for the Company since its formation. From 1985 to 1995, Mr. Woodard served as Vice President of Selma International Investment Limited.

       Thomas H. Moore has served as Vice President, Business Development of the Company since its formation. From 1992 to 1995, Mr. Moore served as Managing Partner of Magnum Energy Corporation, L.L.C. From 1991 until 1992, Mr. Moore served as Executive Vice President -- Exploration and Production, Chief Operating Officer and Director of Clayton Williams Energy, Inc. From 1985 to 1991, Mr. Moore served as President, Chief Operating Officer and Director of Clayton W. Williams, Jr. Inc.

       Dan P. Colwell has served as Vice President, Land for the Company since its formation. From 1993 to 1995, Mr. Colwell served as Vice President of Land for Enertex, Inc. Mr. Colwell was employed by ARCO as Director of Business Development from 1991 to 1993 and Area Land Manager from 1987 to 1991.

       William K. White has served as Vice President, Finance and Chief Financial Officer of the Company since September 1996. From 1994 to September 1996, Mr. White was Senior Vice President of the Energy Investment Group of Trust Company of The West. From 1991 to 1994, Mr. White was President of the Odessa Associates, a private firm engaged in the practice of providing financial consulting services to the oil and gas industry.

       John L. Benfatti has served as Vice President, Accounting and Controller of the Company since its formation. From 1980 to 1995, Mr. Benfatti served as Controller and Treasurer of Staley Gas Co., Inc.

       Susan D. Rowland has served as Vice President, Corporate Administration and Secretary of the Company since its formation. From 1986 to 1996, Ms. Rowland served as a corporate officer and administrative manager of a number of companies, including Amber Energy, Inc., Enertex, Inc., Haley Properties, Inc. and United Oil Services, Inc.


                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

       The Company's Common Stock has been publicly traded on the Nasdaq National Market under the symbol "TEXP" since the Company's initial public offering effective December 16, 1996. The high and low closing sales prices of the Common Stock as reported by the Nasdaq National Market from December 16, 1996 to December 31, 1996 were $12.75 and $11.25, respectively.

       As of March 14, 1997, the Company estimates that there were more than 400 stockholders (including brokerage firms and other nominees) of the Company's Common Stock.

       No dividends have been declared or paid on the Company's Common Stock to date. The Company intends to retain all future earnings for the development of its business.

ITEM 6.       SELECTED FINANCIAL DATA

       The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included in "Item 8. Consolidated Financial Statements and Supplementary Data."


                                                                                            PERIOD
                                                                                           MARCH 31,
                                                                                         1995 (DATE OF
                                                                                          INCEPTION)
                                                                      YEAR ENDED            THROUGH
                                                                     DECEMBER 31,        DECEMBER 31,
                                                                         1996              1995 (4)
                                                                   ----------------  -------------------
                                                                      (in thousands, except per share
                                                                        amounts and operating data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
       Revenues:
              Operating revenues  . . . . . . . . . . . . . . . .  $         23,824  $               743
              Other revenues  . . . . . . . . . . . . . . . . . .               144                  242
                                                                   ----------------  -------------------
                     Total revenues   . . . . . . . . . . . . . .            23,968                  985
                                                                   ----------------  -------------------
       Expenses:
              Oil and gas production  . . . . . . . . . . . . . .             9,199                  304
              General and administrative  . . . . . . . . . . . .             2,270                1,546
              Amortization of stock option awards   . . . . . . .             1,839                  576
              Exploration and abandonment   . . . . . . . . . . .               184                  490
              Depletion, depreciation and amortization  . . . . .             5,789                  299
              Interest  . . . . . . . . . . . . . . . . . . . . .             2,965                   97
              Other   . . . . . . . . . . . . . . . . . . . . . .              (359)                (796)
                                                                   ----------------  -------------------
                     Total expenses   . . . . . . . . . . . . . .            21,887                2,516
                                                                   ----------------  -------------------
              Net income (loss) before income taxes   . . . . . .             2,081               (1,531)
              Income tax expense  . . . . . . . . . . . . . . . .             3,484                     -
                                                                   ----------------  --------------------
              Net loss  . . . . . . . . . . . . . . . . . . . . .            (1,403)              (1,531)
              Net loss per share  . . . . . . . . . . . . . . . .              (.07)                (.11)
              Weighted average shares outstanding   . . . . . . .            20,140               14,066
CONSOLIDATED STATEMENT OF CASH FLOWS DATA:
       Net cash provided by (used in):
              Operating activities  . . . . . . . . . . . . . . .  $          7,710  $            (1,805)
              Investing activities  . . . . . . . . . . . . . . .          (144,998)             (47,522)
              Financing activities  . . . . . . . . . . . . . . .           137,365               55,540
OTHER CONSOLIDATED FINANCIAL DATA:
       Capital expenditures   . . . . . . . . . . . . . . . . . .  $        150,119  $            43,770
       EBITDAX (1)  . . . . . . . . . . . . . . . . . . . . . . .            12,858                  (69)


                                                                                            PERIOD
                                                                                           MARCH 31,
                                                                                         1995 (DATE OF
                                                                                          INCEPTION)
                                                                      YEAR ENDED            THROUGH
                                                                     DECEMBER 31,        DECEMBER 31,
                                                                         1996              1995 (4)
                                                                   ---------------- --------------------
                                                                      (in thousands, except per share
                                                                        amounts and operating data)
CONSOLIDATED OPERATING DATA:
Production:
       Oil (MBbls)  . . . . . . . . . . . . . . . . . . . . . . .               714                   30
       Gas (MMcf)   . . . . . . . . . . . . . . . . . . . . . . .             5,787                  245
       Total (MBOE)   . . . . . . . . . . . . . . . . . . . . . .             1,679                   71
Average Sales Prices Per Unit (2):
       Oil (per Bbl)  . . . . . . . . . . . . . . . . . . . . . .  $          19.16  $             16.80
       Gas (per Mcf)  . . . . . . . . . . . . . . . . . . . . . .              1.75                  .97
       BOE  . . . . . . . . . . . . . . . . . . . . . . . . . . .             14.19                10.46
Expenses per BOE:
       Production costs, including production taxes (3)   . . . .  $           5.48  $              4.28
       General and administrative   . . . . . . . . . . . . . . .              1.35                21.77
       Depletion, depreciation, and amortization  . . . . . . . .              3.45                 4.21
CONSOLIDATED BALANCE SHEET DATA:
       Cash and cash equivalents  . . . . . . . . . . . . . . . .  $          6,290  $             6,213
       Working capital  . . . . . . . . . . . . . . . . . . . . .             8,124               11,946
       Oil and gas assets, net  . . . . . . . . . . . . . . . . .           190,062               42,861
       Total assets   . . . . . . . . . . . . . . . . . . . . . .           207,179               57,487
       Total debt   . . . . . . . . . . . . . . . . . . . . . . .             6,500               20,000
       Stockholders' equity and predecessor capital   . . . . . .           187,186               34,585

--------------

(1) EBITDAX is presented because of its wide acceptance as a financial indicator of a company's ability to service or incur debt. EBITDAX (as used herein) is calculated by adding interest, income taxes, depletion, depreciation, and amortization, amortization of stock option awards, and exploration and abandonment costs to net income (loss). Interest includes interest expense accrued and amortization of deferred financing costs. EBITDAX should not be considered as an alternative to earnings
       (loss), or operating earnings (loss), as defined by generally accepted accounting principles, as an indicator of the Company's financial performance, as an alternative to cash flow as a measure of liquidity or as being comparable to other similarly titled measures of other companies.

(2) Reflects results of hedging activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Includes approximately $1.31 per BOE of production costs primarily attributable to necessary rework operations on the 1995 Acquisition and the 1996 Acquisition.

(4) Certain reclassifications have been made to the 1995 amounts to conform to the 1996 presentation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       Titan is an independent energy company engaged in the exploration, development and acquisition of oil and gas properties. The Company's strategy is to grow reserves, production and net income per share through (i) the acquisition of producing properties that provide significant development and exploratory drilling potential, (ii) the exploitation and development of its reserve base, (iii) the exploration for oil and gas reserves, and (iv) the implementation of a low operating and overhead structure. The Company has grown rapidly through the acquisition and exploitation of oil and gas properties, consummating the 1995 Acquisition for a purchase price of approximately $40.6 million and the 1996 Acquisition for approximately $135.7 million.

       The Company's growth resulting from acquisitions has impacted its reported financial results in a number of ways. Acquired properties frequently may not have received focused attention prior to sale. After acquisition, certain of these properties require maintenance, workovers, recompletions and other remedial activity not constituting capital expenditures, which initially increase lease operating expenses. The Company may dispose of certain of the properties if it determines they are outside the Company's strategic focus.
The increased production and revenue resulting from the rapid growth of the Company has required it to recruit and develop operating, accounting and administrative personnel compatible with its increased size. As a result, the Company anticipates a corresponding increase in its general and administrative expense. The Company believes that with its current inventory of drilling locations and the anticipated additional staff it will be well positioned to follow a more balanced program of exploration and exploitation activities to complement its acquisition efforts.

       Titan uses the successful efforts method of accounting for its oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that result in proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not result in proved reserves, and geological and geophysical costs are expensed. Costs of significant nonproducing properties, wells in the process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined.

       The Company's predecessor was classified as a partnership for federal income tax purposes. Therefore, no income taxes were paid by the Company prior to the Conversion. Future tax amounts, if any, will be dependent upon several factors, including, but not limited to, the Company's results of operations.

RESULTS OF OPERATIONS

       The financial statements of the Company, which began operations on March 31, 1995, include the results of the year ended December 31, 1996 and the nine months ended December 31, 1995. As a result of the Company's limited operating history and rapid growth, its financial statements are not readily comparable and may not be indicative of future results.

       Year Ended December 31, 1996

       For the year ended December 31, 1996, the Company's revenues from the sale of oil and gas (excluding the effects of hedging activities) were $15.1 million and $11.1 million, respectively. Of total gross oil and gas revenues, $16.2 million and $9.5 million are attributable to the 1995 Acquisition and the 1996 Acquisition, respectively. During the year, the Company produced 714 MBbls of oil, (514 MBbls attributable to the 1995 Acquisition and 186 MBbls attributable to the 1996 Acquisition) and 5,787 Mmcf of gas (3,401 Mmcf attributable to the 1995 Acquisition and 2,124 Mmcf attributable to the 1996 Acquisition), with total oil and gas production of 1,679 MBOE. The revenues and production are primarily attributable to the 1995 acquisition since the 1996 Acquisition did not close until October 31, 1996.

       As a result of hedging activities in the year ended December 31, 1996, oil revenues were reduced $1.5 million ($2.10 per Bbl) and gas revenues were reduced $995,000 ($.17 per Mcf) for a total reduction of $2,495,000.

       Oil and gas production costs, including production taxes, were $9.2 million ($5.48 per BOE) for the year ended December 31, 1996. These costs included $2.2 million ($1.31 per BOE) of rework expenses of which $945,000 were attributable to the 1995 Acquisition and $1.2 million were attributable to the 1996 Acquisition.

       Exploration and abandonment costs were $184,000 for the year ended December 31, 1996.

       General and administrative expenses were $2.3 million ($1.35 per BOE) for the year ended December 31, 1996.

       For the year ended December 31, 1996, depletion, depreciation and amortization expense was $5.8 million ($3.45 per BOE). This represents a full year of depletion, depreciation and amortization relating to production for the 1995 Acquisition and two months of depletion, depreciation and amortization relating to production for the 1996 Acquisition.

       Interest expense was $2,965,000 for the year ended December 31, 1996. The interest expense was attributable to bank financing incurred to fund the 1995 Acquisition and the 1996 Acquisition.

       Nine Months Ended December 31, 1995

       For the nine months ended December 31, 1995, the Company's revenues from the sale of oil and gas were $504,000 and $239,000, respectively. During the period, the Company produced 30 MBbls of oil and 245 MMcf of gas, for a total production of 71 MBOE. The revenues and production are primarily attributable to the 1995 Acquisition which was consummated December 11, 1995.

       Oil and gas production costs, including production taxes, were $304,000 ($4.28 per BOE) for the nine months ended December 31, 1995.

       Exploration and abandonment costs were $490,000 for the nine months ended December 31, 1995.

       General and administrative expenses were $1.5 million ($21.77 per BOE) for the nine months ended December 31, 1995.

       For the nine months ended December 31, 1995, depletion, depreciation and amortization expense was $299,000 ($4.21 per BOE).

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources of capital have been its initial capitalization, private equity sales, bank financing, cash flow from operations and the Company's initial public offering. The 1995 Acquisition was funded with cash from the Company's initial capitalization, additional private equity sales and bank financing. The 1996 Acquisition was principally funded with bank financing, which was repaid with the proceeds from the Company's initial public offering.

       Credit Agreement. The Credit Agreement establishes a four year revolving credit facility, up to the maximum amount of $250 million, subject to a borrowing base to be determined annually by the lenders based on certain proved oil and gas reserves and other assets of the Company. Initially, the borrowing base is established at $165 million. To the extent that the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by the Company ratably within 180 days, by either prepaying a portion of the outstanding amounts under the Credit Agreement or pledging additional collateral to the lenders. A portion of the credit facility is available for the issuance of up to $15.0 million of letters of credit, of which $300,000 was outstanding at December 31, 1996. The Company borrowed $154.5 million of the $165 million available under the Credit Agreement at the closing of the 1996 Acquisition. The Company used the net proceeds from its initial public offering to repay indebtedness under the Credit Agreement and $6.5 million remained outstanding at December 31, 1996.

       All outstanding amounts under the Credit Agreement are due and payable in full on January 1, 2001.

       At the Company's option, borrowings under the Credit Agreement bear interest at either the "Base Rate" (i.e., the higher of the applicable prime commercial lending rate, or the federal funds rate plus .5% per annum) or the Eurodollar rate, plus 1% to 1.50% per annum, depending on the level of the Company's aggregate outstanding borrowings. In addition, the Company is committed to pay quarterly in arrears a fee of .30% to .375% of the unused borrowing base.

       The Credit Agreement contains certain covenants and restrictions that are customary in the oil and gas industry. In addition, the line of credit is secured by a first lien on properties that represented at least 80% of the value of the Company's proved oil and gas properties as of December 31, 1996 based on PV-10. See Note 4 of Notes to Consolidated Financial Statements.

       Cash Flow Analysis

       Net Cash Provided by (Used in) Cash Flow Analysis Operating Activities. For the year ended December 31, 1996, net cash provided by operating activities increased to $7.7 million due primarily to the 1995 Acquisition and 1996 Acquisition and the cash flow therefrom. For the nine months ended December 31, 1995, net cash used in operations was $1.8 million primarily due to initiation of the Company's operations.

       Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 1996 was $145.0 million, which was the result of the redemption of $5.0 million in short-term investments, additions to oil and gas properties of $15.4 million, additions of $200,000 to other property and equipment, and $134.4 million related to the 1996 Acquisition. For the nine months ended December 31, 1995, net cash used in investing activities was $47.5 million of which $39.9 million was primarily attributable to the 1995 Acquisition. An additional $3.8 million was expended in other acquisition, exploration and development activities, along with the purchase of a $5.0 million short-term investment.

       Net Cash Provided by Financing Activities. For the year ended December 31, 1996, net cash provided by financing activities was $137.4 million, which included $162.5 million of proceeds from the issuance of long-term debt, $176.0 million in repayment of long-term debt, $147.2 million of net proceeds from the initial public offering of common stock reduced by direct costs of the offering, and $3.7 million of capital contributions. Net cash provided by financing activities was $55.5 million for the nine months ended December 31, 1995. This included $20.0 million of proceeds from the issuance of long-term debt and $35.5 million of capital contributions.

       Capital Expenditures

       The Company requires capital primarily for the exploration, development and acquisition of oil and gas properties, the repayment of indebtedness and general working capital needs.

       The following table sets forth costs incurred by the Company in its exploration, development and acquisition activities during the periods indicated.

                                                                          YEAR ENDED       NINE MONTHS ENDED
                                                                      DECEMBER 31, 1996    DECEMBER 31, 1995
                                                                     -------------------   ------------------
                                                                                  (IN THOUSANDS)
 Development costs . . . . . . . . . . . . . . . . . . . . . . . .         $ 12,468              $ 1,580
 Exploration costs . . . . . . . . . . . . . . . . . . . . . . . .              129                  448
 Acquisition costs:
    Unproved properties  . . . . . . . . . . . . . . . . . . . . .              802                1,040
    Proved properties  . . . . . . . . . . . . . . . . . . . . . .          139,110               40,873
                                                                           --------              -------
         Total . . . . . . . . . . . . . . . . . . . . . . . . . .         $152,509              $43,941
                                                                           ========              =======

       Through 1997, the Company expects to spend (i) approximately $27.4 million to drill 26 proved locations and rework 42 proven locations on Company-operated properties, (ii) approximately $6.6 million to drill 38 unproven locations on Company-operated properties and non-operated properties, and (iii) approximately $18.2 million to acquire additional acreage and seismic and drill approximately eight exploratory locations on Company-owned properties. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data, (ii) the availability of sufficient capital resources by the Company and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability of drilling rigs and crews, (iv) the financial resources and results of the Company, and
(v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will, if drilled, encounter reservoirs of commercial quantities of natural gas or oil.

       While the Company regularly engages in discussions relating to potential acquisitions of oil and gas properties, the Company has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of oil and gas properties and interests in its normal course of business. Any future acquisitions may require additional financing and will be dependent upon financing arrangements available at the time.

       Due to the Company's active acquisition and drilling programs, the Company has experienced and expects to continue to experience substantial working capital requirements. While the Company believes that cash flow from operations and borrowings under the Credit Agreement should be sufficient for the Company's operating and capital expenditure requirements in 1997 based on current conditions, additional financing may be required in the future to fund the Company's acquisition and drilling programs.

OTHER MATTERS

       Stock Options and Compensation Expense

       In connection with the Conversion, the Company issued options to purchase 3,631,350 shares of Common Stock to certain of its officers and employees in substitution for options issued by Titan Resources, L.P. Of the options issued by the partnership approximately 93% were issued on March 31, 1995, the date of inception, and approximately 7% were issued as of September 1, 1996. The options issued by the Company have an exercise price of $2.08 per share. Options to purchase 803,576 shares of Common Stock are currently vested and an additional 1,190,841, 1,209,966 and 426,967 shares will vest on March 31 of each of 1997, 1998 and 1999, respectively. Based in part on selling prices of interests in the partnership in December 1995 and September 1996, the Company expected to record a noncash compensation expense of approximately $421,000 per month for a period of 39 months beginning in the fourth quarter of 1996 to reflect the estimated value of the revised option plan on September 30, 1996. Noncash compensation expense recorded for the year ended December 31, 1996 was $1,839,000.

       Hedging Activities

       The Company uses swap agreements in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. In November and December 1995, the Company entered into four master agreements for energy price and other swap transactions with each of Enron Capital & Trade Resources Corp. ("ECTRC") (an affiliate of Joint Energy Development Investments Limited Partnership ("JEDI"), an owner of approximately 5% of the outstanding Common Stock), First Union National Bank of North Carolina (a lender to the Company under the Credit Agreement and an affiliate of First Union Corporation, an owner of approximately 4.9% of the outstanding Common Stock), Chemical Bank and Texas Commerce Bank National Association (a lender to the Company and an affiliate of Chemical Bank). The Company has entered into energy price swap arrangements from time to time under these master agreements. Settlement of gains or losses on these energy swap transactions was generally based on the difference between the contract price and a formula using New York Mercantile Exchange ("NYMEX") related prices and was reported as a component of oil and gas revenues as the associated production occurs. The Company entered into hedging transactions with respect to a substantial portion of its estimated production through December 1996, excluding the production attributable to the 1996 Acquisition. The Company continues to evaluate whether to enter into additional hedging transactions for 1997 and future years. See "Risk Factors--Risk of Hedging Activities."

       Natural Gas Balancing

       It is customary in the natural gas industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position at December 31, 1996 was 243,365 Mcf. Under terms of typical natural gas balancing agreements, the underproduced party can take a certain percentage, typically 25% to 50% of the overproduced party's entitled share of gas sales in future months, to eliminate such imbalances. During the make-up period, the overproduced party's cash flow will be adversely affected. The Company recognizes revenue and imbalance obligations under the entitlements method of accounting, which means that the Company recognizes the revenue to which it is entitled and records a liability with respect to the value of the overproduced gas.

       Environmental and Other Laws and Regulations

       The Company's business is subject to certain federal, state and local laws and regulations relating to the exploration for and the development, production and transportation of oil and gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. The Company has no material commitments for capital expenditures to comply with existing environmental requirements.

       Nevertheless, changes in existing environmental laws or in interpretations thereof could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. See "Risk Factors--Compliance with Environmental Regulations," "Business and Properties--Environmental Matters" and "Business and Properties--Abandonment Costs."


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Company's Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item is incorporated by reference to information under the caption "Proposal 1 -- Election of Directors" and to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement (the "1997 Proxy Statement") for its annual meeting of stockholders to be held on May 28, 1997. The 1997 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 1996.

       Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in
Part I of this report.


ITEM 11.      EXECUTIVE COMPENSATION

       The information required by this item is incorporated herein by reference to the 1997 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1996.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is incorporated herein by reference to the 1997 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1996.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

       The information required by this item is incorporated herein by reference to the 1997 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1996.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)    1.     Consolidated Financial Statements:

              See Index to Consolidated Financial Statements on page F-1.

       2.     Financial Statement Schedules:

              See Index to Consolidated Financial Statements on page F-1.

       3. Exhibits: The following documents are filed as exhibits to this report:

 Exhibit
 Number                            Description of Document
 ------                            -----------------------
  2.1      --     Exchange  Agreement and Plan of Reorganization (filed as
                  Exhibit 2.1 to the Company's Registration Statement on Form
                  S-1, Registration No. 333-14029, and incorporated herein by reference).

  3.1      --     Certificate of Incorporation (filed as  Exhibit 3.1 to the
                  Company's Registration Statement on Form S-1, Registration
                  No. 333-14029, and incorporated herein by reference).

  3.1.1    --     Certificate  of Amendment of Certificate  of Incorporation
                  (filed  as Exhibit  3.1.1 to the Company's Registration
                  Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

  3.2      --     Bylaws  (filed  as  Exhibit 3.2  to  the  Company's
                  Registration  Statement  on Form  S-1, Registration No.
                  333-14029, and incorporated herein by reference).

 10.1      --     Agreement of Limited  Partnership, dated March 31,  1995,
                  between Titan Resources I, Inc., as general partner, and Natural Gas Partners, L.P., Natural Gas Partners II, L.P. and
                  Jack Hightower, as  limited  partners  (filed as  Exhibit
                  10.1  to the  Company's  Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.1.1    --     Amendment  No. 1 to the  Agreement of  Limited Partnership of
                  Titan Resources, L.P., dated December 11, 1995, by and among Titan Resources I, Inc., as the general partner, and a Majority Interest of the Limited Partners (filed as
                  Exhibit  10.1.1 to  the  Company's Registration Statement on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.1.2    --     Amendment No.  2 to the Agreement  of Limited Partnership  of
                  Titan Resources, L.P., dated September 27, 1996, by and among Titan Resources I, Inc., as the general partner, and a Majority Interest of the Limited Partners (filed as
                  Exhibit 10.1.2  to the  Company's Registration Statement  on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.1.3    --     Amendment No.  3 to the Agreement  of Limited  Partnership of
                  Titan Resources, L.P., dated September 30, 1996, by and among Titan Resources I, Inc., as the general partner, and a Majority Interest of the Limited Partners (filed as
                  Exhibit  10.1.3 to  the  Company's Registration Statement on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 Exhibit
 Number                          Description of Document
 ------                          -----------------------

 10.2      --     Amended  and Restated Voting  and Shareholders Agreement,
                  dated December 11,  1995, by and among Titan  Resources I,
                  Inc., Jack  Hightower, Natural  Gas Partners, L.P.,  Natural
                  Gas Partners  II, L.P.,  Joint  Energy Development
                  Investments  Limited Partnership  and First Union Corporation
                  (filed  as Exhibit 10.2 to the  Company's Registration
                  Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.3      --     Amended and Restated Registration Rights Agreement, dated
                  September 30, 1996,  by and among Titan Exploration,  Inc.,
                  Jack Hightower, Natural  Gas Partners, L.P., Natural Gas
                  Partners II,   L.P.,  Joint   Energy  Development
                  Investments  Limited   Partnership,  First  Union Corporation
                  and Selma  International Investment  Limited  (filed  as
                  Exhibit  10.3 to  the Company's Registration Statement on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.4      --     Financial  Advisory  Services  Contract,   dated  March 31,
                  1995,  by  and  between  Titan Resources, L.P. and Natural
                  Gas Partners, L.P. and Natural Gas Partners II, L.P. (filed as Exhibit 10.4 to the Company's Registration Statement on
                  Form S-1, Registration No. 333- 14029, and incorporated herein by reference).

 10.4.1    --     First Amendment to Financial Advisory Services  Contract,
                  dated December 11, 1995,  between Titan Resources, L.P.,
                  Natural  Gas Partners, L.P. and Natural Gas Partners II, L.P.
                  (filed as Exhibit  10.4.1 to the  Company's Registration
                  Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.5      --     Employment Agreement,  dated September 30,  1996, by and
                  between Titan Exploration,  Inc., Titan  Resources  I, Inc.
                  and  Jack Hightower  (filed  as  Exhibit 10.5  to  the
                  Company's Registration  Statement on Form S-1, Registration
                  No. 333-14029, and incorporated herein by reference).

 10.6.1    --     Form of  Confidentiality  and Non-compete  Agreement  among
                  Titan Resources, L.P., Titan Resources I, Inc. and certain of the Registrant's executive officers (filed as Exhibit
                  10.6.1 to  the Company's Registration  Statement on  Form
                  S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.6.2    --     Form  of Confidentiality and Non-compete Agreement among the
                  Registrant, Titan Resources I, Inc. and  certain of the
                  Registrant's executive officers (filed as Exhibit 10.6.2 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.7      --     Titan Resources,  L.P. Option  Plan (filed  as Exhibit  10.7 to the  Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.7.1    --     Form of Option Agreement (A Option) (filed as Exhibit 10.7.1 to the  Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.7.2    --     Form of Option Agreement  (B Option) (filed as Exhibit 10.7.2 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.7.3    --     Form of Option Agreement (C Option) (filed as Exhibit  10.7.3 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.7.4    --     Form  of Option Agreement (D Option) (filed as Exhibit 10.7.4 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.8      --     Titan Exploration, Inc., Option  Plan (filed as Exhibit 10.8 to the  Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.8.1    --     Form of Option Agreement (A Option) (filed as Exhibit 10.8.1 to  the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.8.2    --     Form of Option  Agreement (B Option) (filed as Exhibit 10.8.2 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.8.3    --     Form of Option Agreement (C Option) (filed as  Exhibit 10.8.3 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 Exhibit
 Number                          Description of Document
 ------                          -----------------------

 10.8.4    --     Form of Option Agreement  (D Option) (filed as Exhibit 10.8.4 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.9      --     1996 Incentive Plan (filed as Exhibit 10.9 to the  Company's
                  Registration Statement on Form S-1, Registration No.
                  333-14029, and incorporated herein by reference).

 10.10     --     Stock and  Unit Purchase  Agreement, dated  December 11,
                  1995,  by and  among Joint  Energy Development Investments
                  Limited Partnership, Titan Resources  I, Inc. and Titan
                  Resources, L.P.  (filed  as  Exhibit 10.10  to  the
                  Company's  Registration  Statement  on Form  S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.10.1   --     Designation  Agreement, dated December 11, 1995,  by and
                  between  Titan Resources, L.P. and Joint Energy Development
                  Investments Limited Partnership (filed as Exhibit 10.10.1 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.11     --     Stock  and Unit  Purchase Agreement,  dated  December 11,
                  1995,  by  and among  First Union Corporation, Titan
                  Resources I,  Inc. and Titan Resources, L.P. (filed as
                  Exhibit  10.11 to the  Company's  Registration  Statement  on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.11.1   --     Designation  Agreement, dated December 11, 1995,  by and
                  between Titan  Resources, L.P. and First Union Corporation
                  (filed  as Exhibit 10.11.1 to the Company's Registration
                  Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.12     --     Advisory Services Contract, dated December 11, 1995, between
                  Titan Resources, L.P. and ECT Securities Corp. (filed  as
                  Exhibit 10.12 to  the Company's Registration Statement on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.13     --     Amended and Restated Credit Agreement, dated October 31,
                  1996, among Titan Resources, L.P.  and Texas Commerce Bank
                  National Association, as Agent, and Financial Institutions now or hereafter parties hereto (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.14     --     Agreement of  Sale and  Purchase, dated  April 19, 1995,
                  between Enertex,  Inc. and  Titan Resources,  L.P. (filed as
                  Exhibit  10.14 to the  Company's Registration  Statement on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.15     --     Agreement of  Sale and  Purchase, dated April 19,  1995,
                  between Staley  Gas Co.,  Inc. and Titan Resources, L.P.
                  (filed as Exhibit 10.15 to  the Company's Registration
                  Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.16     --     Administrative Services  Contract, dated March 31, 1995,
                  between Staley  Operating Co. and Titan Resources, L.P.
                  (filed as Exhibit 10.16 to  the Company's Registration
                  Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.17     --     Services  Agreement,  dated April 1,  1995,  between  Titan
                  Resources  I,  Inc.  and  Titan Resources,  L.P. (filed as
                  Exhibit  10.17 to the  Company's Registration  Statement on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.18     --     Office Lease, dated January 8, 1996, between Fasken Center,
                  Ltd. and Titan Resources, L.P. (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.19     --     Purchase and  Sale Agreement,  dated October 12,  1995, by
                  and  between Anadarko  Petroleum Corporation  and   Titan
                  Resources,  L.P.  (filed   as  Exhibit  10.19  to  the
                  Company's Registration Statement  on Form S-1, Registration
                  No. 333-14029, and incorporated herein by reference).

 10.20     --     Amendment  No. 1 to Purchase  and Sale  Agreement, dated
                  December 11, 1995,  by and between Anadarko  Petroleum
                  Corporation and  Titan Resources,  L.P. (filed as  Exhibit
                  10.20 to the Company's Registration Statement on  Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 Exhibit
 Number                            Description of Document
 ------                            -----------------------

 10.21     --     Purchase  and Sale Agreement, dated July 12,  1996, by and between Mobil Producing Texas & New  Mexico  Inc. and  Titan
                  Resources, L.P.  (filed  as Exhibit  10.21  to  the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-14029, and  incorporated herein by reference).

 10.22     --     Unit  Purchase and  Exchange  Agreement, dated  September 27,
                  1996,  by  and  between Selma International Investment
                  Limited and Titan Resources, L.P. (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.23     --     Form of  Indemnity Agreement  between the  Registrant and
                  each of its executive officers (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.24     --     Advisory Director Agreement,  dated September 30, 1996,  by and between Titan  Exploration, Inc. and  Joint Energy
                  Development Investments  Limited Partnership (filed as
                  Exhibit 10.24 to  the Company's  Registration  Statement  on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 21        --     Subsidiaries  of  the  Registrant  (filed  as  Exhibit 21  to the  Company's  Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 27        --     Financial Data Schedule.


(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

                         GLOSSARY OF OIL AND GAS TERMS


       The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this report. Unless otherwise indicated in this report, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple. BOEs are determined using the ratio of six Mcf of natural gas to one Bbl of oil.

       "Bbl" means a barrel of 42 U.S. gallons of oil.

       "Bcf" means billion cubic feet of natural gas.

       "BOE" means barrels of oil equivalent.

       "Completion" means the installation of permanent equipment for the production of oil or gas.

       "Development well" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

       "Exploratory well" means a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

       "Gross," when used with respect to acres or wells, refers to the total acres or wells in which the Company has a working interest.

       "MBbls" means thousands of barrels of oil.

       "Mcf" means thousand cubic feet of natural gas.

       "MMBbls" means millions of barrels of oil.

       "MMBOE" means millions of barrels of oil equivalent on a 6:1 basis.

       "MMcf" means million cubic feet of natural gas.

       "Net," when used with respect to acres or wells, refers to gross acres of wells multiplied, in each case, by the percentage working interest owned by the Company.

       "Net production" means production that is owned by the Company less royalties and production due others.

       "Oil" means crude oil or condensate.

       "Operator" means the individual or company responsible for the exploration, development, and production of an oil or gas well or lease.

       "Present Value of Future Revenues" or "PV-10" means the pretax present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

       "Proved developed reserves" means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery will be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

       "Proved reserves" means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

              i. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

              ii. Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

              iii.   Estimates of proved reserves do not include the following:
       (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids that may be recovered from oil shales, coal, gilsonite and other such sources.

       "Proved undeveloped reserves" means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.
Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

       "Recompletion" means the completion for production of an existing well bore in another formation from that in which the well has been previously completed.

       "Reserves" means proved reserves.

       "Royalty" means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

       "3-D seismic" means seismic data that are acquired and processed to yield a three-dimensional picture of the subsurface.

       "Tertiary recovery" means enhanced recovery methods for the production of oil or gas. Enhanced recovery of crude oil requires a means for displacing oil from the reservoir rock, modifying the properties of the fluids in the reservoir and/or the reservoir rock to cause movement of oil in an efficient manner, and providing the energy and drive mechanism to force its flow to a production well. The Company injects chemicals or energy as required for displacement and for the control of flow rate and flow pattern in the reservoir, and a fluid drive is provided to force the oil toward a production well.

       "Working interest" means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100% working interest in a lease burdened only by a landowner's royalty of 12.5% would be required to pay 100% of the costs of a well but would be entitled to retain 87.5% of the production.

       "Workover" means operations on a producing well to restore or increase production.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of March 27, 1997.




                                       TITAN EXPLORATION, INC.

                                       Registrant


                                       By: /s/ Jack Hightower
                                           -----------------------------------
                                           Jack Hightower
                                           President and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 27, 1997, by the following persons on behalf of the Registrant and in the capacity indicated.


 /s/ JACK HIGHTOWER
----------------------------------------
Jack Hightower
President, Chief Executive Officer and
Chairman of the Board



 /s/ GEORGE G. STALEY
----------------------------------------
George G. Staley
Executive Vice President, Exploration
and Director



 /s/ WILLIAM K. WHITE
----------------------------------------
William K. White
Vice President, Finance and Chief
Financial Officer



 /s/ DAVID R. ALBIN
----------------------------------------
David R. Albin
Director



 /s/ KENNETH A. HERSH
----------------------------------------
Kenneth A. Hersh
Director



 /s/ WILLIAM J. VAUGHN, JR.
----------------------------------------
William J. Vaughn, Jr.
Director

       ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                       Page
                                                                                       ----
Consolidated Financial Statements of Titan Exploration, Inc.

     Independent Auditors' Report                                                       F-2

     Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995          F-3

     Consolidated Statements of Operations for the year ended December 31, 1996
       and the period March 31, 1995 (date of inception) through December 31, 1995      F-4

     Consolidated Statements of Stockholder's Equity and Predecessor Capital for the
       year ended December 31, 1996 and the period March 31, 1995 (date of inception)
       through December 31, 1995                                                        F-5

     Consolidated Statements of Cash Flows for the year ended December 31, 1996
       and the period March 31, 1995 (date of inception) through December 31, 1995      F-6

     Notes to Consolidated Financial Statements                                         F-7






All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Titan Exploration, Inc.


We have audited the consolidated financial statements of Titan Exploration, Inc. (the "Company") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Exploration, Inc. as of December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and the period from March 31, 1995 (date of inception) through December 31, 1995, in conformity with generally accepted accounting principles.





                                                      KPMG PEAT MARWICK LLP

Midland, Texas
March 12, 1997

                            TITAN EXPLORATION, INC.

                          Consolidated Balance Sheets
                       (in thousands, except share data)


                                                                                    December 31,
                                                                               ----------------------
                                   ASSETS                                         1996         1995
                                                                               ----------    --------
Current assets:
   Cash and cash equivalents                                                    $   6,290    $   6,213
   Short-term investment - certificate of deposit                                      --        5,000
   Accounts receivable:
      Oil and gas                                                                   8,533          996
      Other                                                                           931        1,554
   Prepaid expenses and other current assets                                          266          121
                                                                                ---------    ---------
         Total current assets                                                      16,020       13,884
                                                                                ---------    ---------
Property, plant and equipment, at cost:
   Oil and gas properties, using the successful efforts method of accounting:
      Proved properties                                                           194,699       42,887
      Unproved properties                                                             987          190
   Accumulated depletion, depreciation and amortization                            (5,624)        (216)
                                                                                ---------    ---------
                                                                                  190,062       42,861
   Other property and equipment, net                                                  277           96
                                                                                ---------    ---------
                                                                                  190,339       42,957
Other assets, net of accumulated amortization of $203 in 1996 and $78 in 1995         820          646
                                                                                ---------    ---------
                                                                                $ 207,179    $  57,487

        LIABILITIES AND STOCKHOLDERS' EQUITY AND PREDECESSOR CAPITAL

Current liabilities:
   Accounts payable and accrued liabilities:
      Trade                                                                     $   7,112    $   1,766
      Accrued interest                                                                 --           97
      Other                                                                           784           75
                                                                                ---------    ---------
         Total current liabilities                                                  7,896        1,938
                                                                                ---------    ---------
Long-term debt                                                                      6,500       20,000
Other liabilities                                                                   1,772          964
Deferred income tax payable                                                         3,825           --
Stockholders' equity and predecessor capital:
   Predecessor capital                                                                 --       37,081
   Preferred Stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding
   Common Stock, $.01 par value, 60,000,000 shares authorized; 33,941,513
      shares issued and outstanding at December 31, 1996                              339           --
   Additional paid-in capital                                                     203,411           --
   Deferred compensation                                                          (15,161)      (2,496)
   Retained earnings (deficit)                                                     (1,403)          --
                                                                                ---------    ---------
      Total stockholders' equity and predecessor capital                          187,186       34,585
                                                                                ---------    ---------
                                                                                $ 207,179    $  57,487
                                                                                =========    =========

See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                     Consolidated Statements of Operations
                (in thousands, except share and per share data)



                                                                       Period
                                                                    March 31, 1995
                                                                  (date of inception)
                                                      Year ended        through
                                                      December 31,    December 31,
                                                          1996            1995
                                                      ------------    ------------
Revenues:
   Oil and gas sales                                  $     23,824    $        743
   Management fees - affiliate                                 144             242
                                                      ------------    ------------
      Total revenues                                        23,968             985
Expenses:
   Oil and gas production                                    9,199             304
   General and administrative                                2,270           1,546
   Amortization of stock option awards                       1,839             576
   Exploration and abandonment                                 184             490
   Depletion, depreciation and amortization                  5,789             299
                                                      ------------    ------------
       Total expenses                                       19,281           3,215
                                                      ------------    ------------
       Operating income (loss)                               4,687          (2,230)
                                                      ------------    ------------
Other income (expense):
   Interest income                                             424             699
   Interest expense                                         (2,965)            (97)
   Gain (loss) on sale of assets                               (65)            244
   Loss on commodity derivative contracts                       --            (147)
                                                      ------------    ------------
      Net income (loss) before federal income taxes          2,081          (1,531)
                                                      ------------    ------------
Income tax expense                                           3,484              --
                                                      ------------    ------------
      Net loss                                        $     (1,403)   $     (1,531)
                                                      ============    ============
      Net loss per share                              $       (.07)   $       (.11)
                                                      ============    ============
Weighted average common shares outstanding              20,139,829      14,066,215
                                                      ============    ============

See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

    Consolidated Statements of Stockholders' Equity and Predecessor Capital
                                 (in thousands)



                                                                Additional                Retained       Total
                                      Predecessor    Common      Paid-in      Deferred    Earnings    Stockholders'
                                        Capital       Stock      Capital    Compensation  (Deficit)     Equity
                                        -------       -----      -------    ------------  ---------     ------
Balance at March 31, 1995              $      --    $      --   $      --    $      --    $      --    $      --
   Capital contributions                  35,540           --          --           --           --       35,540
   Deferred compensation                   3,072           --          --       (2,496)          --          576
   Net loss                               (1,531)          --          --           --           --       (1,531)
                                       ---------    ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1995              37,081           --          --       (2,496)         --        34,585
   Sale of interest in predecessor         5,000           --          --           --          --         5,000
   September 30, 1996 stock plan              --           --      14,504      (14,504)         --            --
   Common stock issued                        --          144     147,021           --          --       147,165
   Deferred compensation                      --           --          --        1,839          --         1,839
   Net loss                                   --           --          --           --      (1,403)      (1,403)
   Transfer of predecessor
      capital and issuance of common
      stock pursuant to the Offering     (42,081)         195      41,886           --           --           --
                                       ---------    ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1996           $      --    $     339   $ 203,411    $ (15,161)   $  (1,403)   $ 187,186
                                       =========    =========   =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                     Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                                         Period
                                                                                                     March 31, 1995
                                                                                                   (date of inception)
                                                                                       Year ended        through
                                                                                      December 31,     December 31,
                                                                                          1996             1995
                                                                                       ---------        ---------
Cash flows from operating activities:
   Net loss                                                                            $  (1,403)       $  (1,531)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Depletion, depreciation and amortization                                          5,789              299
         Amortization of stock option awards                                               1,839              576
         Dry holes and abandonments                                                           21              434
         (Gain) loss on sale of assets                                                        65             (244)
         Deferred income taxes                                                             3,484               --
      Changes in assets and liabilities:
         Increase in accounts receivable                                                  (7,311)          (2,153)
         Increase in prepaid expenses and other current assets                              (145)            (121)
         Increase in other assets                                                           (516)            (724)
         Increase in accounts payable and accrued liabilities                              5,887            1,659
                                                                                       ---------        ---------
            Total adjustments                                                              9,113             (274)
                                                                                       ---------        ---------
            Net cash provided by (used in) operating activities                            7,710           (1,805)
                                                                                       ---------        ---------
Cash flows from investing activities:
   Purchase of short-term investment                                                          --           (5,000)
   Redemption of short-term investment                                                     5,000               --
   Acquisition of oil and gas properties                                                (134,413)         (39,881)
   Additions to oil and gas properties                                                   (15,488)          (3,788)
   Additions to other property and equipment                                                (218)            (101)
   Proceeds from sale of nonproducing oil and gas properties,
      net of commissions paid                                                                121            1,248
                                                                                       ---------        ---------
            Net cash used in investing activities                                       (144,998)         (47,522)
                                                                                       ---------        ---------
Cash flows from financing activities:
   Proceeds from the issuance of long-term debt                                          162,500           28,000
   Payments of long-term debt                                                           (176,000)          (8,000)
   Capital contributions                                                                   3,700           35,540
   Proceeds from initial common stock offering                                           148,376               --
   Direct costs of initial common stock offering                                          (1,211)              --
                                                                                       ---------        ---------
            Net cash provided by financing activities                                    137,365           55,540
                                                                                       ---------        ---------
            Net increase in cash and cash equivalents                                         77            6,213

Cash and cash equivalents, beginning of period                                             6,213               --
                                                                                       ---------        ---------
Cash and cash equivalents, end of period                                               $   6,290        $   6,213
                                                                                       =========        =========

See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995



(1) ORGANIZATION AND NATURE OF OPERATIONS

     Titan Exploration, Inc. (the "Company") a Delaware corporation, was organized on September 27, 1996 and began operations on September 30, 1996 with the combination, pursuant to the terms of an Exchange Agreement and Plan of Reorganization (the "Exchange Agreement"), of Titan Resources I, Inc. (the "General Partner"), a Texas corporation, and Titan Resources, L.P. (the "Partnership"). Under the exchange agreement, the limited partners of the Partnership transferred all of their limited partnership interests to the Company in exchange for 19,318,199 shares of common stock, and the shareholders of the General Partner transferred all of the issued and outstanding stock of that corporation to the Company in exchange for an aggregate of 231,814 shares of common stock. These transactions are referred to as the "Conversion."

     Prior to the Conversion, the Company had no issued or outstanding shares of common stock and there was no public market for the General Partner's common stock. All shares of the Company currently outstanding were issued in the Conversion to the shareholders of the General Partner or to the limited partners of the Partnership. The combination of the Company, the General Partner and the Partnership is treated as a combination of entities under common control because of the 100% commonality of control between the Company subsequent to the Conversion and the Partnership prior to the Conversion. All partners of the Partnership were party to the exchange of shares in the Conversion. Consequently, the accompanying consolidated financial statements have given effect to the Conversion as if it were a pooling of interests. Revenues and costs arising from transactions between the two predecessor entities (the General Partner and the Partnership) have been eliminated. The following table sets forth revenues and net income with respect to the two predecessor entities (in thousands):


                                                 Period
                                             March 31, 1995
                                           (date of inception)
                              Year ended         through
                             December 31,     December 31,
                                 1996             1995
                             ------------  -------------------
Revenues:
  General Partner              $    --          $   680
  Partnership                   23,968              985
  Intercompany eliminations         --             (680)
                               -------          -------
                               $23,968          $   985
                               =======          =======
Net income (loss):
  General Partner              $   (66)         $    (9)
  Partnership                    1,502           (1,522)
  The Company                   (2,839)              --
                               -------          -------
                               $(1,403)         $(1,531)
                               =======          =======



                                                                     (Continued)
                                      F-7

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements



     The Company is an independent energy company engaged in the exploration, development and acquisition of oil and gas properties. Since its inception in March 1995, the Company has experienced significant growth, primarily through the acquisition of oil and gas properties and the exploitation of these properties in the Permian Basin region of west Texas and southeastern New Mexico.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly owned, since their formation (See
Note 1). All material intercompany accounts and transactions have been eliminated in the consolidation.

     Use of Estimates in the Preparation of Financial Statements

     Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

     Inventories

     Inventories consist of lease and well equipment not currently being used in production and are accounted for at the lower of cost (first-in, first-out) or market.

     Oil and Gas Properties

     The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all costs associated with productive wells and nonproductive development wells are capitalized. Exploration costs are capitalized pending determination of whether proved reserves have been found. If no proved reserves are found, previously capitalized exploration costs are charged to expense.

     Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. The Company capitalizes interest on expenditures for significant development projects until such time as significant operations commence.

     Capitalized costs of individual properties abandoned or retired are charged to accumulated depletion, depreciation and amortization. Sales proceeds from sales of individual properties are credited to property costs. No gain or loss is recognized until the entire amortization base is sold or abandoned.


                                                                     (Continued)
                                      F-8

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements



     Other property and equipment are recorded at cost. Major renewals and betterments are capitalized while the costs of repairs and maintenance are charged to operating expenses in the period incurred. With respect to dispositions of assets other than oil and gas properties, the cost of assets retired or otherwise disposed of, and the applicable accumulated depreciation are removed from the accounts, and the resulting gains or losses, if any, are reflected in operations.

     Depletion, Depreciation and Amortization

     Provision for depletion of oil and gas properties is calculated using the unit-of-production method on the basis of an aggregation of properties with a common geologic structural feature or stratigraphic condition, typically a field or reservoir. In addition, estimated costs of future dismantlement, restoration and abandonment, if any, are accrued as a part of depletion, depreciation and amortization expense on a unit of production basis; actual costs are charged to the accrual. Other property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Organization costs are amortized over five years, while loan costs are amortized over the life of the related loan.

     Impairment of Long-Lived Assets

     The Company follows the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121"). Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, on a depletable unit basis, is less than the carrying amount of such assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was determined to exist during the year ended December 31, 1996 or the period March 31, 1995 (date of inception) through December 31, 1995.

     The Company accounts for long-lived assets to be disposed of at the lower of their carrying amount or fair value less cost to sell once management has committed to a plan to dispose of the assets.

     Earnings  per Share

     Primary net income (loss) per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalent shares arising from stock options are computed using the treasury stock method. There were no potentially dilutive securities, other than common stock equivalents. Consequently, primary and fully diluted earnings per share do not differ. For the periods prior to the Offering, the weighted average shares outstanding attributable to predecessor capital are the shares issued to the predecessor members upon Conversion.

     Income Taxes

     The Company follows the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary


                                                                     (Continued)
                                      F-9

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements


differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

     Upon Conversion, the Company recorded the tax effect of the differences between the book and tax basis of its assets and liabilities as a deferred tax liability and a corresponding charge to deferred income tax expense.

     Environmental

     The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

     Revenue Recognition

     The Company uses the sales method of accounting for crude oil revenues. Under this method, revenues are recognized based on actual volumes of oil sold to purchasers.

     The Company uses the entitlements method of accounting for natural gas revenues. Under this method, revenues are recognized based on the Company's proportionate share of actual sales of natural gas. Natural gas revenues would not have been significantly altered in any period had the sales method of recognizing natural gas revenues been utilized. The Company has a net liability of approximately $508,000 and $964,000 associated with gas balancing recorded in other liabilities at December 31, 1996 and December 31, 1995, respectively.

     Stock-based Compensation

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, the Company has only adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). See Note 10 for the pro forma disclosures of compensation expense determined under the fair-value provisions of FAS 123.

     Commodity Hedging

     The financial instruments that the Company accounts for as hedging contracts must meet the following criteria: the underlying asset or liability must expose the Company to price or interest rate risk that is not offset in another asset or liability, the hedging contract must reduce that price or interest rate risk at the inception of the contract and throughout the contract period, and the instrument must be designated as a hedge. In order to qualify as a hedge, there must be clear correlation between changes in the fair value of the financial instrument and the fair value of the underlying asset or liability such that changes in the market value of the financial instrument will be offset by the effect of price or interest rate changes on the exposed items.

     The Company periodically enters into commodity derivative contracts (swaps) in order to hedge the effect of price changes on commodities the Company produces and sells. Gains and losses on contracts that are designed to


                                                                     (Continued)
                                      F-10

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements


hedge commodities are included in income recognized from the sale of those commodities. Gains and losses on derivative contracts which do not qualify as hedges are recognized in each period based on the market value of the related instrument. At December 31, 1996, the Company was not subject to any commodity derivative contracts.

     Interest Rate Swap Agreements

     The Company enters into interest rate swap agreements to effectively convert a portion of its floating-rate borrowings into fixed rate obligations. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense. At December 31, 1996, the Company was not subject to any interest rate swap agreements.

     Reclassifications

     Certain reclassifications have been made to the 1995 amounts to conform to the 1996 presentation.

(3)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, short-term investments, other current assets, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.

     The carrying amount of long-term debt approximates fair value because the Company's current borrowing rate does not materially differ from market rates for similar bank borrowings.

     The fair market values of commodity derivative instruments are estimated based upon the current market price of the respective commodities at the date of valuation. It represents the amount which the Company would be required to pay or able to receive based upon the differential between a fixed and a variable commodity price as specified in the hedge contracts. At December 31, 1995, the Company would have been required to pay approximately $606,000 to terminate the existing contracts. There were not any commodity derivatives in effect at December 31, 1996.

     The fair values of interest rate swap agreements are obtained from bank quotes. This value represents the estimated amount the Company would pay to terminate the agreement, taking into consideration current interest rates. The Company estimates that, at December 31, 1995, the Company would have been required to pay approximately $17,000 to terminate the existing interest rate swap agreement. The interest rate swap agreement matured on December 23, 1996, consequently, no interest rate swap agreements were in effect at December 31, 1996.


                                                                     (Continued)
                                      F-11

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements



(4)  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):


                                           December 31,
                                     ----------------------
                                       1996           1995
                                     -------        -------
          1996 Line of credit        $ 6,500        $    --
          1995 Line of credit             --         20,000
                                     -------        -------
                                     $ 6,500        $20,000
                                     =======        =======

     1996 Line of Credit

     On October 31, 1996, the Company entered into a new credit agreement (the "Credit Agreement") with Chase Securities, Inc., an affiliate of the Company's current lender, which establishes a two year revolving credit facility, up to the maximum amount of $250 million with an initial borrowing base of $165 million, followed by a five-year term loan requiring all payments to be made by January 1, 2001. The borrowing base is subject to redetermination semiannually by the lenders based on certain proved oil and gas reserves and other assets of the Company with the next redetermination date scheduled for April 1, 1997. Proceeds of the credit facility were utilized to fund the 1996 Acquisition, development of oil and gas reserves, and for general corporate requirements.

     The credit agreement, which is secured by the Company's proved oil and gas reserves, is subject to mandatory prepayments. To the extent that the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by the Company within 180 days, by either prepaying a portion of the outstanding amounts or pledging additional collateral. Commitment fees are due quarterly and range from .300% to .375% per annum on the difference between the commitment and the average daily amount outstanding.

     At the Company's option, borrowings under the Credit Agreement bear interest at either (i) the "Base Rate" (i.e. the higher of the agent's prime commercial lending rate, or the federal funds rate plus 0.5% per annum), or
(ii) the Eurodollar rate plus a margin ranging from 1% to 1.50% per annum, which margin increases as the level of the Company's aggregate outstanding borrowings under the Credit Agreement increases. The interest rate in effect at December 31, 1996 was the prime rate of 8.25%.

     The credit agreement contains various restrictive covenants and compliance requirements, which include (1) limiting the incurrence of additional indebtedness, (2) restrictions as to merger, sale or transfer of assets and transactions with affiliates without the lenders' consent, and (3) prohibition of any return of capital payments or distributions to any of its partners other than for taxes due as a result of their partnership interest.

     1995 Line of Credit

     On December 11, 1995, the Company entered into a credit agreement with Texas Commerce Bank. The note provided for a two-year revolving line of credit of $100,000,000 with an initial borrowing base of $35,000,000. The loan documents governing the Credit Agreement contained certain covenants and restrictions that are customary in the oil and gas industry relating to the Company's operations. The 1995 line of credit was paid in full on December 20, 1996.


                                                                     (Continued)
                                      F-12

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements


     The Company was party to an interest rate swap agreement entered into on December 21, 1995. The effect of this agreement was to provide the Company with a fixed interest rate of 6.72% on $10,000,000 of its revolving line of credit through December 23, 1996.

     Maturities of long-term debt are as follows (in thousands):


       1996                        $     0
       1997                              0
       1998                              0
       1999                              0
       2000                              0
       Thereafter                    6,500


(5)  ACQUISITIONS OF OIL AND GAS PROPERTIES

     On October 31, 1996, the Company completed the acquisition of certain oil and gas properties from a major integrated company (the "1996 Acquisition"). The Company funded the acquisition from the 1996 Line of Credit agreement described in Note 4. The total consideration paid for the properties was $134,413,066. The acquisition of these oil and gas properties, accounted for using the purchase method, resulted in the following noncash investing activities:


     Recorded amount of assets acquired, including
        receivables of $300,187                           $ 135,983,556
     Liabilities assumed                                     (1,570,490)
                                                          -------------
     Cash paid                                            $ 134,413,066
                                                          =============

     Included in receivables assumed is a $300,187 long-term receivable recorded as a purchase price adjustment related to the 1996 Acquisition for a gas imbalance. It is shown net of other gas imbalance liabilities in the financial statements. Liabilities assumed are amounts recorded as purchase price adjustments related to the 1996 Acquisition for potential environmental remediation.

     On December 11, 1995, the Company completed the acquisition of certain oil and gas properties from a large independent oil and gas company (the "1995
Acquisition").    The Company funded the acquisition from the 1995 Line of
Credit agreement described in Note 4. The total consideration paid for the properties was $39,881,094. The acquisition of these oil and gas properties, accounted for using the purchase method, resulted in the following noncash investing activities:


     Recorded amount of assets acquired, including receivables
        of $396,719                                              $ 40,992,065
     Liabilities assumed                                           (1,110,971)
                                                                 ------------
     Cash paid                                                   $ 39,881,094
                                                                 ============

     Included in liabilities assumed is a $963,898 long-term liability recorded as a purchase price adjustment related to the 1995 Acquisition for a gas imbalance liability.


                                                                     (Continued)
                                      F-13

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements



     Pro Forma Results of Operations (Unaudited)

     The following table reflects the pro forma results of operations for the years ended December 31, 1996 and 1995 as though the 1995 and the 1996 Acquisition had occurred as of January 1, 1995 and as if the Conversion had taken place on January 1, 1995. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (in thousands).


                                                        Year ended
                                                        December 31,
                                                   ------------------------
                                                    1996            1995
                                                   --------        --------
     Revenues                                      $ 60,130        $ 49,591
     Net income (loss)                                1,695            (459)
     Net income (loss) per share                        .08           (0.03)

(6)  STATEMENTS OF CASH FLOWS

     Interest expense of $3,062,656 was paid as of December 31, 1996. No interest was paid in 1995.

     During 1996, a $1,300,000 noncash contribution of interests in oil and gas properties was made in exchange for interest in the Company. Also at December 31, 1996, a $341,250 noncash property addition was recorded as a purchase price adjustment related to the Conversion.

(7)  COMMON STOCK OFFERING

     On December 16, 1996, the Company completed an initial public offering of 14,391,500 shares of common stock at a price of $11.00 per share. Proceeds received, net of related expenses, were approximately $148,376,365.

(8)  INCOME TAXES

     Upon Conversion, the Company became a tax paying entity for U.S. Federal income tax purposes. At that date, the book basis of the Company's assets and liabilities exceeded the tax basis by approximately $16,934,000, resulting in a deferred tax liability of approximately $2,998,000. Income tax provision for the year ended December 31, 1996 is as follows (in thousands):


Deferred income tax expense at statutory rate on income of $1,293,000
   since incorporation                                                    $  486
Deferred income tax expense to record difference between book and tax
   basis of assets upon Conversion                                         2,998
                                                                          ------
                                                                          $3,484
                                                                          ======



                                                                     (Continued)
                                      F-14

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 are as follows (in thousands):


Deferred tax assets:
   Net operating loss                                                         $1,458
   Compensation, principally due to accrual for financial reporting
      purposes                                                                   644
                                                                              ------
         Total gross deferred tax assets                                       2,102
                                                                              ------
Deferred tax liabilities:
   Oil and gas properties, principally due to differences in basis, depletion, and the deduction of intangible drilling costs for tax
      purposes                                                                 5,927
                                                                              ------
         Total gross deferred tax liabilities                                  5,927
                                                                              ------
         Net deferred tax liability                                           $3,825
                                                                              ======

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future and the availability of certain tax planning strategies that would generate taxable income to realize the net tax benefits, if implemented, management has determined that taxable income of the Company will more likely than not be sufficient to fully utilize available carryforwards prior to their ultimate expiration.

     At December 31, 1996, the Company has net operating loss carryforwards ("NOLs") for U.S. federal income tax purposes of approximately $4.2 million, which are available to offset future regular taxable income, if any. The carryforwards expire December 31, 2011.

(9)  RELATED PARTY TRANSACTIONS

     For the year ended December 31, 1996, the Company received $144,167 for administrative services from a related party. During 1995 revenue received was $241,563.

     Financial advisory service fees of $185,854 were paid to two shareholders during 1996. For the period March 31, 1995 (date of inception) through December 31, 1996, $428,958 were paid to two shareholders and two affiliates of shareholders.

     Director's fees of $10,000 and $20,833 were paid during 1996 and 1995, respectively.

     The Company has recorded in other assets approximately $425,000 of organization costs which were paid to related parties for consulting and advisory fees. These costs are being amortized over a period of five years.

     Certain properties that were owned or controlled by certain shareholders were acquired by the Company for $21,708 and $1,142,000 in 1996 and 1995, respectively, which approximates the predecessor cost of the properties.



                                                                     (Continued)
                                      F-15

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements



     The Company entered into a three-year noncancellable operating lease with an entity controlled by an officer of the General Partner for office facilities on January 1, 1996.

     Future minimum lease commitments under the lease at December 31, 1996 are as follows:


                   1997               $110,625
                   1998                110,625
                   1999                     --

     Lease expense paid through December 31, 1996 was $110,625. Due to expansion of office facilities, the current lease agreement is under renegotiation. The new agreement is expected to be executed in April 1997.

     The Company was party to two financial advisory service contracts with a shareholder and an affiliate of a shareholder. These contracts require consolidated annual payments of $185,000 per year to be paid by the Company until any one of the following events occur:

       (i)   the date of dissolution of the Company;

       (ii) the first date on which the respective shareholder no longer owns at least 35% of the outstanding shares of common stock of the Company;

       (iii) the first date on which the Company or its successors complete an equity offering to the public, or

       (iv) written notice by the respective party of their election to terminate the contracts with the Company.

     These contracts were terminated on December 16, 1996 pursuant to (iii) above.

     The Company regularly uses certain aircraft owned by an affiliate. The Company is billed for any use of such aircraft by Company personnel. Payments made for the use of such aircraft were $17,348 for the year ended December 31, 1996 and $4,140 for the period ended March 31, 1995 (date of inception) through December 31, 1995.

     The President, Chief Executive Officer and Chairman of the Board of the Company, and certain of his affiliates have a common ownership interest in an oil and gas property that is operated by the Company and, in accordance with a standard industry operating agreement, make payments to the Company of leasehold costs and lease operating and supervision charges. These payments were approximately $229,332 for the year ended December 31, 1996 and $12,000 for period March 31, 1995 (date of inception) through December 31, 1995. Revenue received in connection with these oil and gas properties was $6,868 for the year ended December 31, 1996. These interests were owned by the Chief Executive Officer and his affiliates prior to the formation of the Company on March 31, 1995.


                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements



(10) COMPANY OPTION PLANS

     Initial Stock Option Plan

     During 1995, the Titan Resources, L.P. established a unit option plan (the "Plan") for certain officers and key employees of the Partnership and the General Partner. The Plan provided for the issuance of 5,460,000 options in four separate series with an initial exercise price of $1 which was to be increased 10% per annum from the initial plan adoption date of March 31, 1995. Option A series, covering 3,624,706 units, was to vest at a rate of one-third of the options at each of the dates of March 31, 1996, 1997 and 1998; Option B, C, and D series were to vest on the dates that the Board determines that the current value of partnership units had increased by a factor of 3, 4, and 5, respectively, or on the date that such per unit amounts of cash or other assets have been or are authorized to be distributed to the Partners. Option B, C, and D series cover 582,282, 611,037, and 641,975 units, respectively. As of December 31, 1995, 5,093,616 unit options had been awarded and none were vested or exercised.

     Based on the price of equity interests sold at December 11, 1995, the Company recorded deferred compensation for the expected value of the options, amortized over the period from March 31, 1995 through March 31, 1998.

     Revised Stock Option Plan

     On September 30, 1996, upon the consolidation of Titan Exploration, Inc., the Plan was replaced by a new stock option plan the ("Stock Plan"). The Stock Plan provides for the issuance of 3,631,350 options to acquire common stock of the Company, in four separate series with a fixed exercise price of $2.08. Option A series, covering 2,410,728 shares of common stock, was to vest at a rate of one-third of the options at each of the dates of March 31, 1996, 1997 and 1998; Option B, C, and D series cover 387,265, 406,390, and 426,967 shares of common stock, respectively and vest over a period through March 31, 1999. Deferred compensation was recorded based on the value of the Company's common stock on September 30, 1996, and will be amortized to expense over a 39 month period. Deferred compensation of approximately $17,576,000 (before reduction by amounts previously amortized to expense under the Plan, as described above) was recorded at September 30, 1996. At December 31, 1996, unamortized deferred compensation was $15,160,371.

     1996 Incentive Plan

     The Board of Directors and the stockholders of the Company approved the adoption of the Company's 1996 Incentive Plan (the "1996 Incentive Plan") as of October 1, 1996. The purpose of the 1996 Incentive Plan is to reward selected officers and key employees of the Company and others who have been or may be in a position to benefit the Company, compensate them for making significant contributions to the success of the Company and provide them with a proprietary interest in the growth and performance of the Company.

     Participants in the 1996 Incentive Plan are selected by the Board of Directors or such committee of the Board as is designated by the Board to administer the 1996 Incentive Plan (the Compensation Committee of the Board of Directors) from among those who hold positions of responsibility with the Company and whose performance, in the judgment of the Compensation Committee, can have a significant effect on the success of the Company. An aggregate of 850,000 shares of Common Stock have been authorized and reserved for issuance pursuant to the 1996 Incentive Plan. At December 31, 1996, options have been granted to a participant under the


                                                                     (Continued)
                                      F-17

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements


1996 Incentive Plan to purchase a total of 85,000 shares of Common Stock at an exercise price of $11 per share. These options vest ratably on each of the first through fourth anniversaries of the grant date.

     Subject to the provisions of the 1996 Incentive Plan, the Compensation Committee will be authorized to determine the type or types of awards made to each participant and the terms, conditions and limitations applicable to each award. In addition, the Compensation Committee will have the exclusive power to interpret the 1996 Incentive Plan and to adopt such rules and regulations as it may deem necessary or appropriate in keeping with the objectives of the 1996 Incentive Plan.

     Pursuant to the 1996 Incentive Plan, participants will be eligible to receive awards consisting of (i) stock options, (ii) stock appreciation rights,
(iii) stock, (iv) restricted stock, (v) cash or (vi) any combination of the foregoing. Stock options may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options.

     The Company applies APB 25 and related interpretations in accounting for its stock option plans. If compensation expense for the stock option plans had been determined consistent with Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation ("FAS 123"), the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:


                                     For the year ended
                                        December 31,
                            -------------------------------------
                                  1996               1995
                               -----------         ----------
                           (in thousands, except per share amounts)
     Net loss                   $(1,744)           $(1,454)
     Net loss per share           (0.09)             (0.10)

     The pro forma net loss and pro forma net loss per share amounts noted above are not likely to be representative of the pro forma amounts to be reported in future years. The pro forma amounts for 1996 and 1995 reflect the initial phase-in of FAS 123, and as a result, do not reflect any compensation expense for options granted prior to 1995. Pro forma adjustments in future years will include compensation expense associated with the options granted in 1996 and 1995 plus compensation expense associated with any options awarded in future years. As a result, such pro forma compensation expense is likely to be higher than the levels experienced in 1996 and 1995.

     Under FAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:


                                         1996       1995
                                        -----       -----
     Risk-free interest rate            6.15%       6.00%
     Expected life                       3.0         4.5
     Expected volatility                  52%         52%
     Expected dividend yield              --          --



                                                                     (Continued)
                                      F-18

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements



     A summary of the Company's stock option plans as of December 31, 1996 and 1995, and changes during the years ended on those dates is presented below:


                                                                  Period
                                                              March 31, 1995
                                                           (date of inception)
                                    For the year ended           through
                                    December 31, 1996       December 31, 1995
                                  ----------------------  ----------------------
                                               Weighted                Weighted
                                    Number      Average     Number     Average
                                   of Shares     Price    of Shares     Price
                                  -----------  ---------  ----------  ----------
Stock options:
Outstanding at beginning of year   3,387,674       $1.50
Options granted - initial plan       243,676       $1.50
Options canceled                  (3,631,350)      $1.50
Options granted                    3,716,350       $2.28   3,387,674     $1.50
                                  ----------              ----------
Outstanding at end of year         3,716,350               3,387,674
                                  ==========              ==========
Exercisable at end of year                --                      --
                                  ==========              ==========
Weighted average fair value of
options granted during the year   $     5.27              $     0.75
                                  ==========              ==========

     The following table summarizes information about the Company's stock options outstanding at December 31, 1996:


                                   Options Outstanding
                    ---------------------------------------------------
                         Number        Weighted Average     Weighted
                     Outstanding at       Remaining         Average
                    December 31, 1996  Contractual Life  Exercise Price
                    -----------------  ----------------  --------------
                           3,631,350        51 months          $ 2.08
                              85,000        51 months          $11.00
                   -----------------
                           3,716,350
                   =================

(11) 401(K) PLAN

     The Company has established a qualified cash or deferred arrangement under IRS code section 401(k) covering substantially all employees. Under the plan, the employees have an option to make elective contributions of a portion of their eligible compensation, not to exceed specified annual limitations, to the plan and the Company has an option to match a portion of the employee's contribution. The Company has made matching contributions to the plan totaling $23,034 and $8,199 in 1996 and 1995, respectively.


                                                                     (Continued)
                                      F-19

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements



(12) MAJOR CUSTOMERS

     The following purchasers accounted for 10% or more of the Company's oil and gas sales for the year ended December 31, 1996 and the period March 31, 1995 (date of inception) through December 31, 1995.


                                      1996                  1995
                                      ----                  ----
      Purchaser A                    43.06%                  --

(13) OIL AND GAS EXPENDITURES

     The following table reflects costs incurred in oil and gas property acquisition, exploration and development activities:



                                                 Period
                                             March 31, 1995
                                           (date of inception)
                               Year ended       through
                              December 31,    December 31,
                                 1996             1995
                             ------------  -------------------
                                      (in thousands)
Property acquisition costs:
  Proved                         $139,110              $40,873
  Unproved                            802                1,040
Exploration                           129                  448
Development                        12,468                1,580
                             ------------  -------------------
                                 $152,509              $43,941
                             ============  ===================

(14) SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

     The estimates of proved oil and gas reserves, which are located principally in the United States, were prepared by the Company as of December 31, 1995, and Williamson Petroleum Consultants as of December 31, 1996. Reserves were estimated in accordance with guidelines established by the SEC and FASB which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The Company has presented the reserve estimates utilizing an oil price of $25.09 per Bbl and a gas price of $2.70 per Mcf as of December 31, 1996, and an oil price of $17.66 per Bbl and a gas price of $1.38 per Mcf as of December 31, 1995.

     Oil and Gas Producing Activities

     Oil and gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially


                                                                     (Continued)
                                      F-20

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements


recoverable fluctuate with changes in prices and operating costs. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.


                                          Oil and         Natural
                                     Condensate (MBbls)  Gas (MMcf)
                                     ------------------  ----------
Total Proved Reserves:
Balance, March 31, 1995                        --               --
   Extensions and discoveries                 108           33,724
   Purchases of minerals-in-place           6,068          101,516
   Production                                 (30)            (245)
                                         --------         --------
Balance, December 31, 1995                  6,146          134,995
   Purchases of minerals-in-place             704              264
   Revision of previous estimates             101           47,031
   Production                                (388)          (2,725)
                                         --------         --------
Balance, September 30, 1996                 6,563          179,565
   Purchases of minerals-in-place          12,510          109,381
   Revision of previous estimates             709           15,494
   Production                                (326)          (3,062)
                                         --------         --------
Balance, December 31, 1996                 19,456          301,378
                                         ========         ========
Proved Developed Reserves:
   March 31, 1995                              --               --
   December 31, 1995                        5,945           45,470
   September 30, 1996                       6,252           54,119
   December 31, 1996                       16,024          180,161

     Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on period-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on period-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows.


                                                                     (Continued)
                                      F-21

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements



     Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.


                                                                                 Period
                                                                             March 31, 1995
                                                                           (date of inception)
                                                             Year ended          through
                                                             December 31,      December 31,
                                                                 1996              1995
                                                             ------------  -------------------
Future:
   Cash inflows                                               $ 1,300,863     $   270,965
   Production and development costs                              (348,705)        (95,490)
   Future income taxes                                           (264,904)        (45,754)
                                                              -----------     -----------
      Future net cash flows                                       687,254         129,721
10% annual discount for estimated timing of cash flows           (299,391)        (63,369)
                                                              -----------     -----------
Standardized measure of discounted net cash flows             $   387,863     $    66,352
                                                              ===========     ===========

     Changes in Standardized Measure of Discounted Future Net Cash Flows From Proved Reserves


                                                                                 Period
                                                                             March 31, 1995
                                                                           (date of inception)
                                                              Year ended         through
                                                              December 31,     December 31,
                                                                 1996              1995
                                                              ------------      ----------
                                                                       (in thousands)
Standardized measure, beginning of period                      $  66,352        $       --
   Extensions and discoveries and improved recovery,
      net of future production and development costs                  --            18,087
   Accretion of discount                                           6,635                --
   Net change in sales prices, net of production, costs           83,823                --
   Net change in income taxes                                   (126,102)          (23,401)
   Purchase of minerals-in-place                                 298,867            71,561
   Revision of quantity estimates and revenues added
      by development drilling                                     70,755                --
   Sales, net of production costs                                (14,624)             (439)
   Other                                                           2,157               544
                                                               ---------         ---------
Standardized measure, end of period                            $ 387,863         $  66,352
                                                               =========         =========



                                                                     (Continued)
                                      F-22

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements




(15) SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)


                                                  Quarter
                               ----------------------------------------------
                                 First       Second      Third       Fourth
                               ----------  ----------  ----------  ----------
                                    (in thousands, except per share data)
1996
  Total revenues                 $ 3,304      $3,487      $3,586     $13,591
  Total expenses                   4,354       4,185       4,048      12,784
  Net income (loss)               (1,050)       (698)       (462)        807
  Net income (loss) per share       (.06)       (.04)       (.02)        .04

1995
  Total revenues                      --          --         173         812
  Total expenses                      --          --          93       2,423
  Net income (loss)                   --          --          80      (1,611)
  Net income (loss) per share         --          --         .01        (.11)

                                 EXHIBIT INDEX

 Exhibit
 Number                            Description of Document
 ------                            -----------------------
  2.1      --     Exchange  Agreement and Plan of Reorganization (filed as
                  Exhibit 2.1 to the Company's Registration Statement on Form
                  S-1, Registration No. 333-14029, and incorporated herein by reference).

  3.1      --     Certificate of Incorporation (filed as  Exhibit 3.1 to the
                  Company's Registration Statement on Form S-1, Registration
                  No. 333-14029, and incorporated herein by reference).

  3.1.1    --     Certificate  of Amendment of Certificate  of Incorporation
                  (filed  as Exhibit  3.1.1 to the Company's Registration
                  Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

  3.2      --     Bylaws  (filed  as  Exhibit 3.2  to  the  Company's
                  Registration  Statement  on Form  S-1, Registration No.
                  333-14029, and incorporated herein by reference).

 10.1      --     Agreement of Limited  Partnership, dated March 31,  1995,
                  between Titan Resources I, Inc., as general partner, and Natural Gas Partners, L.P., Natural Gas Partners II, L.P. and
                  Jack Hightower, as  limited  partners  (filed as  Exhibit
                  10.1  to the  Company's  Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.1.1    --     Amendment  No. 1 to the  Agreement of  Limited Partnership of
                  Titan Resources, L.P., dated December 11, 1995, by and among Titan Resources I, Inc., as the general partner, and a Majority Interest of the Limited Partners (filed as
                  Exhibit  10.1.1 to  the  Company's Registration Statement on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.1.2    --     Amendment No.  2 to the Agreement  of Limited Partnership  of
                  Titan Resources, L.P., dated September 27, 1996, by and among Titan Resources I, Inc., as the general partner, and a Majority Interest of the Limited Partners (filed as
                  Exhibit 10.1.2  to the  Company's Registration Statement  on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.1.3    --     Amendment No.  3 to the Agreement  of Limited  Partnership of
                  Titan Resources, L.P., dated September 30, 1996, by and among Titan Resources I, Inc., as the general partner, and a Majority Interest of the Limited Partners (filed as
                  Exhibit  10.1.3 to  the  Company's Registration Statement on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 Exhibit
 Number                          Description of Document
 ------                          -----------------------

 10.2      --     Amended  and Restated Voting  and Shareholders Agreement,
                  dated December 11,  1995, by and among Titan  Resources I,
                  Inc., Jack  Hightower, Natural  Gas Partners, L.P.,  Natural
                  Gas Partners  II, L.P.,  Joint  Energy Development
                  Investments  Limited Partnership  and First Union Corporation
                  (filed  as Exhibit 10.2 to the  Company's Registration
                  Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.3      --     Amended and Restated Registration Rights Agreement, dated
                  September 30, 1996,  by and among Titan Exploration,  Inc.,
                  Jack Hightower, Natural  Gas Partners, L.P., Natural Gas
                  Partners II,   L.P.,  Joint   Energy  Development
                  Investments  Limited   Partnership,  First  Union Corporation
                  and Selma  International Investment  Limited  (filed  as
                  Exhibit  10.3 to  the Company's Registration Statement on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.4      --     Financial  Advisory  Services  Contract,   dated  March 31,
                  1995,  by  and  between  Titan Resources, L.P. and Natural
                  Gas Partners, L.P. and Natural Gas Partners II, L.P. (filed as Exhibit 10.4 to the Company's Registration Statement on
                  Form S-1, Registration No. 333- 14029, and incorporated herein by reference).

 10.4.1    --     First Amendment to Financial Advisory Services  Contract,
                  dated December 11, 1995,  between Titan Resources, L.P.,
                  Natural  Gas Partners, L.P. and Natural Gas Partners II, L.P.
                  (filed as Exhibit  10.4.1 to the  Company's Registration
                  Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.5      --     Employment Agreement,  dated September 30,  1996, by and
                  between Titan Exploration,  Inc., Titan  Resources  I, Inc.
                  and  Jack Hightower  (filed  as  Exhibit 10.5  to  the
                  Company's Registration  Statement on Form S-1, Registration
                  No. 333-14029, and incorporated herein by reference).

 10.6.1    --     Form of  Confidentiality  and Non-compete  Agreement  among
                  Titan Resources, L.P., Titan Resources I, Inc. and certain of the Registrant's executive officers (filed as Exhibit
                  10.6.1 to  the Company's Registration  Statement on  Form
                  S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.6.2    --     Form  of Confidentiality and Non-compete Agreement among the
                  Registrant, Titan Resources I, Inc. and  certain of the
                  Registrant's executive officers (filed as Exhibit 10.6.2 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.7      --     Titan Resources,  L.P. Option  Plan (filed  as Exhibit  10.7 to the  Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.7.1    --     Form of Option Agreement (A Option) (filed as Exhibit 10.7.1 to the  Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.7.2    --     Form of Option Agreement  (B Option) (filed as Exhibit 10.7.2 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.7.3    --     Form of Option Agreement (C Option) (filed as Exhibit  10.7.3 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.7.4    --     Form  of Option Agreement (D Option) (filed as Exhibit 10.7.4 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.8      --     Titan Exploration, Inc., Option  Plan (filed as Exhibit 10.8 to the  Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.8.1    --     Form of Option Agreement (A Option) (filed as Exhibit 10.8.1 to  the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.8.2    --     Form of Option  Agreement (B Option) (filed as Exhibit 10.8.2 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.8.3    --     Form of Option Agreement (C Option) (filed as  Exhibit 10.8.3 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 Exhibit
 Number                          Description of Document
 ------                          -----------------------

 10.8.4    --     Form of Option Agreement  (D Option) (filed as Exhibit 10.8.4 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.9      --     1996 Incentive Plan (filed as Exhibit 10.9 to the  Company's
                  Registration Statement on Form S-1, Registration No.
                  333-14029, and incorporated herein by reference).

 10.10     --     Stock and  Unit Purchase  Agreement, dated  December 11,
                  1995,  by and  among Joint  Energy Development Investments
                  Limited Partnership, Titan Resources  I, Inc. and Titan
                  Resources, L.P.  (filed  as  Exhibit 10.10  to  the
                  Company's  Registration  Statement  on Form  S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.10.1   --     Designation  Agreement, dated December 11, 1995,  by and
                  between  Titan Resources, L.P. and Joint Energy Development
                  Investments Limited Partnership (filed as Exhibit 10.10.1 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.11     --     Stock  and Unit  Purchase Agreement,  dated  December 11,
                  1995,  by  and among  First Union Corporation, Titan
                  Resources I,  Inc. and Titan Resources, L.P. (filed as
                  Exhibit  10.11 to the  Company's  Registration  Statement  on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.11.1   --     Designation  Agreement, dated December 11, 1995,  by and
                  between Titan  Resources, L.P. and First Union Corporation
                  (filed  as Exhibit 10.11.1 to the Company's Registration
                  Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.12     --     Advisory Services Contract, dated December 11, 1995, between
                  Titan Resources, L.P. and ECT Securities Corp. (filed  as
                  Exhibit 10.12 to  the Company's Registration Statement on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.13     --     Amended and Restated Credit Agreement, dated October 31,
                  1996, among Titan Resources, L.P.  and Texas Commerce Bank
                  National Association, as Agent, and Financial Institutions now or hereafter parties hereto (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.14     --     Agreement of  Sale and  Purchase, dated  April 19, 1995,
                  between Enertex,  Inc. and  Titan Resources,  L.P. (filed as
                  Exhibit  10.14 to the  Company's Registration  Statement on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.15     --     Agreement of  Sale and  Purchase, dated April 19,  1995,
                  between Staley  Gas Co.,  Inc. and Titan Resources, L.P.
                  (filed as Exhibit 10.15 to  the Company's Registration
                  Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.16     --     Administrative Services  Contract, dated March 31, 1995,
                  between Staley  Operating Co. and Titan Resources, L.P.
                  (filed as Exhibit 10.16 to  the Company's Registration
                  Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.17     --     Services  Agreement,  dated April 1,  1995,  between  Titan
                  Resources  I,  Inc.  and  Titan Resources,  L.P. (filed as
                  Exhibit  10.17 to the  Company's Registration  Statement on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 10.18     --     Office Lease, dated January 8, 1996, between Fasken Center,
                  Ltd. and Titan Resources, L.P. (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.19     --     Purchase and  Sale Agreement,  dated October 12,  1995, by
                  and  between Anadarko  Petroleum Corporation  and   Titan
                  Resources,  L.P.  (filed   as  Exhibit  10.19  to  the
                  Company's Registration Statement  on Form S-1, Registration
                  No. 333-14029, and incorporated herein by reference).

 10.20     --     Amendment  No. 1 to Purchase  and Sale  Agreement, dated
                  December 11, 1995,  by and between Anadarko  Petroleum
                  Corporation and  Titan Resources,  L.P. (filed as  Exhibit
                  10.20 to the Company's Registration Statement on  Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

                               INDEX TO EXHIBITS

 Exhibit
 Number
 ------

 10.21     --     Purchase and Sale Agreement, dated July 12, 1996, by and
                  between Mobil Producing Texas & New Mexico Inc. and Titan
                  Resources, L.P. (filed as Exhibit 10.21 to the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-14029, and incorporated herein by reference).

 10.22     --     Unit Purchase and Exchange Agreement, dated September 27,
                  1996, by and between Selma International Investment
                  Limited and Titan Resources, L.P. (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.23     --     Form of Indemnity Agreement between the Registrant and
                  each of its executive officers (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 10.24     --     Advisory Director Agreement, dated September 30, 1996, by
                  and between Titan Exploration, Inc. and Joint Energy
                  Development Investments Limited Partnership (filed as
                  Exhibit 10.24 to the Company's Registration Statement on
                  Form S-1, Registration No. 333-14029, and incorporated herein by reference).

 21        --     Subsidiaries of the Registrant (filed as Exhibit 21 to
                  the Company's Registration Statement on Form S-1,
                  Registration No. 333-14029, and incorporated herein by reference).

 27        --     Financial Data Schedule.