Form 10-Q
period 1997-03-31
TITAN EXPLORATION INC
filed 1997-05-13
CIK 1024645

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                          ---------------------------

                                   FORM 10-Q

                          ---------------------------



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____


                       Commission File Number: 000-21843


                            TITAN EXPLORATION, INC.
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                          75-2671582
     (State or other jurisdiction                            (I.R.S. Employer
         of incorporation or                                Identification No.)
           organization)



       500 WEST TEXAS, SUITE 500
            MIDLAND, TEXAS                                        79701
(Address of principal executive offices)                        (Zip Code)


                                (915) 682-6612
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         As of May 9, 1997, 33,941,513 shares of common stock, par value $.01 per share, of Titan Exploration, Inc. were outstanding.


===============================================================================

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
Forward Looking Information and Risk Factors.....................................................  1

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996...................  2
        Consolidated Statements of Operations for the Three Months Ended
               March 31, 1997 and 1996...........................................................  3
        Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 1997 and 1996...........................................................  4
        Notes to Consolidated Financial Statements...............................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....  6

                         PART II -- OTHER INFORMATION

Item 5. Other Information........................................................................  9

Item 6. Exhibits and Reports on Form 8-K.........................................................  9

        Signatures............................................................................... 10

                            TITAN EXPLORATION, INC.

                  FORWARD LOOKING INFORMATION AND RISK FACTORS

        Titan Exploration, Inc. (the "Company") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells the Company anticipates drilling through 1998 and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, government regulations and other factors set forth in the Company's Annual Report on Form 10-K. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

ITEM 1.        FINANCIAL STATEMENTS

                            TITAN EXPLORATION, INC.
                          Consolidated Balance Sheets
                                 (in thousands)


                                      ASSETS                                                          MARCH 31,   DECEMBER 31,
                                                                                                        1997         1996
                                                                                                      ---------    ---------
                                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                                        $   4,194    $   6,290
     Accounts receivable:
        Oil and gas                                                                                       6,764        8,533
        Other                                                                                             1,652          931
     Prepaid expenses and other current assets                                                              423          266
                                                                                                      ---------    ---------
            Total current assets                                                                         13,033       16,020
                                                                                                      ---------    ---------
Property, plant and equipment, at cost:
     Oil and gas properties, using the successful efforts method of accounting:
        Proved properties                                                                               202,171      194,699
        Unproved properties                                                                               8,229          987
     Accumulated depletion, depreciation, and amortization                                              (10,184)      (5,624)
                                                                                                      ---------    ---------
                                                                                                        200,216      190,062
     Other property and equipment, net                                                                      400          277
                                                                                                      ---------    ---------
                                                                                                        200,616      190,339
Other assets, net of accumulated amortization of $266 in 1997 and $203 in 1996                              757          820
                                                                                                      ---------    ---------
                                                                                                      $ 214,406    $ 207,179
                                                                                                      =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities:
        Trade                                                                                         $   9,215    $   7,112
        Other                                                                                             1,152          784
                                                                                                      ---------    ---------
            Total current liabilities                                                                    10,367        7,896
                                                                                                      ---------    ---------
Long-term debt                                                                                            6,500        6,500
Other liabilities                                                                                         1,747        1,772
Deferred income tax payable                                                                               5,051        3,825
Stockholders' equity:
     Preferred Stock, $.01 par value, 10,000 shares authorized; none issued and
        outstanding                                                                                        --           --
     Common Stock, $.01 par value, 60,000 shares authorized; 33,942 shares issued
        and outstanding at March 31, 1997                                                                   339          339
     Additional paid-in capital                                                                         203,426      203,411
     Deferred compensation                                                                              (13,898)     (15,161)
     Retained earnings (deficit)                                                                            874       (1,403)
                                                                                                      ---------    ---------
            Total stockholders' equity                                                                  190,741      187,186
                                                                                                      ---------    ---------
                                                                                                      $ 214,406    $ 207,179
                                                                                                      =========    =========




         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                     Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 ---------------------

                                                    1997        1996
                                                 ----------   --------
                                                       (Unaudited)
Revenues:

     Oil and gas sales                            $ 18,002    $  3,224

     Management fees-affiliate                           4          80

     Other                                              30          --
                                                  --------    --------

        Total revenues                              18,036       3,304


Expenses:

     Oil and gas production                          6,961       1,514

     General and administrative                      1,083         415

     Amortization of stock option awards             1,263         192

     Exploration and abandonment                       404          14

     Depletion, depreciation and amortization        4,639         814
                                                  --------    --------

        Total expenses                              14,350       2,949
                                                  --------    --------

        Operating income                             3,686         355
                                                  --------    --------

Other income (expense):

     Interest income                                    59         134

     Interest expense                                 (242)       (340)
                                                  --------    --------

        Net income before income taxes               3,503         149

Income tax expense                                   1,226          --
                                                  --------    --------

        Net income                                $  2,277    $    149
                                                  ========    ========

        Net income per share                      $    .06    $    .01
                                                  ========    ========

Weighted average common shares outstanding          35,538      21,563
                                                  ========    ========








         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     --------------------
                                                                        1997       1996
                                                                     ---------   --------
                                                                          (Unaudited)

Cash flows from operating activities:

     Net income                                                      $  2,277    $    149

     Adjustments to reconcile net income to net cash provided by (used in) operating activities:

        Depletion, depreciation and amortization                        4,639         814

        Amortization of stock option awards                             1,263         192

        Dry holes and abandonments                                         --          10

        Deferred income taxes                                           1,226          --

     Changes in assets and liabilities:

        Accounts receivable                                             1,048        (343)

        Prepaid expenses and other current assets                        (157)        (77)

        Accounts payable and accrued liabilities                        2,446        (941)
                                                                     --------    --------

               Total adjustments                                       10,465        (345)
                                                                     --------    --------

               Net cash provided by (used in) operating activities     12,742        (196)
                                                                     --------    --------

Cash flows from investing activities:

     Additions to oil and gas properties                              (14,713)     (2,141)

     Other                                                               (125)        (29)
                                                                     --------    --------

               Net cash used in investing activities                  (14,838)     (2,170)
                                                                     --------    --------

               Net decrease in cash and cash equivalents               (2,096)     (2,366)

Cash and cash equivalents, beginning of period                          6,290       6,213
                                                                     --------    --------

Cash and cash equivalents, end of period                             $  4,194    $  3,847
                                                                     ========    ========




         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996
                                  (Unaudited)



(1)     BASIS OF PRESENTATION

        In the opinion of management, the unaudited consolidated financial statements of Titan Exploration, Inc. (the "Company") as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1996 Form 10-K.

        The Company's predecessor was classified as a partnership for federal income tax purposes. Therefore, no income taxes were paid or accrued prior to its conversion from a limited partnership to a corporation on September 30, 1996.

(2)     LONG-TERM DEBT

        On October 31, 1996, the Company entered into a credit agreement (the "Credit Agreement") with Chase Securities, Inc. which established a four year revolving credit facility, up to the maximum amount of $250 million with an initial borrowing base of $165 million. All outstanding amounts are due and payable in full on January 1, 2001. The borrowing base is subject to redetermination annually by the lenders based on certain proved oil and gas reserves and other assets of the Company. Proceeds of the credit facility were utilized to fund the 1996 Acquisition, development of oil and gas reserves and for general corporate requirements.

(3)     SUBSEQUENT EVENT

        In May 1997, the Company announced a plan to repurchase up to $25 million of the Company's common stock. The repurchases will be made periodically, depending on market conditions, and will be funded with cash flow from operations and, as necessary, borrowings under the Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Titan is an independent energy company engaged in the exploration, development and acquisition of oil and gas properties. The Company's strategy is to grow reserves, production and net income per share through (i) the acquisition of producing properties that provide development and exploratory drilling potential, (ii) the exploitation and development of its reserve base,
(iii) the exploration for oil and gas reserves, and (iv) the implementation of a low operating and overhead structure. The Company has grown rapidly through the acquisition and exploitation of oil and gas properties, consummating the acquisition of a concentrated group of Permian Basin producing oil and gas properties from a large independent company for approximately $40.6 million (the "1995 Acquisition") and additional Permian Basin producing properties from a major integrated company for approximately $135.7 million (the "1996 Acquisition").

        The Company's growth resulting from acquisitions has impacted its reported financial results in a number of ways. Acquired properties frequently may not have received focused attention prior to sale. After acquisition, certain of these properties require maintenance, workovers, recompletions and other remedial activity not constituting capital expenditures, which initially increase lease operating expenses. The Company may dispose of certain of the properties if it determines they are outside the Company's strategic focus. The increased production and revenue resulting from the rapid growth of the Company has required it to recruit and develop operating, accounting and administrative personnel compatible with its increased size. As a result, the Company anticipates a corresponding increase in its general and administrative expense. The Company believes that with its current inventory of drilling locations and the anticipated additional staff, it will be well positioned to follow a balanced program of exploration and exploitation activities to complement its acquisition efforts.

OPERATING DATA

        The following table sets forth the Company's historical operating data for the periods indicated.



                                                       Three Months Ended
                                                            March 31,
                                                     ---------------------

                                                        1997        1996
                                                     ---------   ---------
Production:

     Oil (MBbls)                                          431         131

     Gas (MMcf)                                         4,735         853

     Total (MBOE)                                       1,220         273

Average Sales Prices Per Unit (1):

     Oil (per Bbl)                                  $   21.21   $   16.67

     Gas (per Mcf)                                       1.87        1.22

     BOE                                                14.76       11.81

Expenses Per BOE (2):

     Production costs, including production taxes   $    5.71   $    5.55

     General and administrative                           .89        1.52

     Depletion, depreciation and amortization            3.80        2.98





(1)     Reflects results of hedging activities in 1996.

(2) The 1997 amount includes approximately $1.81 per BOE of production costs primarily attributable to necessary rework operations on the 1995 Acquisition properties and the 1996 Acquisition properties.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Oil and Gas Revenues. Revenues from oil and gas operations totaled $18.0 million for the three months ended March 31, 1997 compared to $3.2 million for the three months ended March 31, 1996. The increase is primarily attributable to the 1996 Acquisition and the increase in the average price received for both oil and gas. Of total oil and gas revenues for the three months ended March 31, 1997, revenues of $12.9 million are attributable to the properties acquired in the 1996 Acquisition. The average oil price received increased 27% from $16.67 to $21.21 per Bbl and the average gas price received increased 53% from $1.22 to $1.87 per Mcf for the three months ended March 31, 1996 compared to the three months ended March 31, 1997. Hedging activities during the three months ended March 31, 1996 reduced oil revenues approximately $178,000 ($1.35 per Bbl) and gas revenues approximately $169,000 ($.20 per Mcf). There were no hedging activities during the three months ended March 31, 1997.

Production Costs. Oil and gas production costs, including production taxes, were $7.0 million for the three months ended March 31, 1997 compared to $1.5 million for the three months ended March 31, 1996. The increase in production costs was primarily attributable to production costs associated with the properties acquired in the 1996 Acquisition which totaled $4.6 million ($5.28 per BOE) for the three months ended March 31, 1997. These costs included $1.7 million ($1.95 per BOE) of rework expenses attributable to the 1996 Acquisition. Rework expenses attributable to the 1995 Acquisition properties were approximately $500,000 ($1.55 per BOE).

Depletion, Depreciation and Amortization Expense. Depletion, depreciation and amortization expense was $4.6 million for the three months ended March 31, 1997 ($3.80 per BOE) compared to $800,000 ($2.98 per BOE) for the three months ended March 31, 1996. The 28% increase per BOE is due to higher amortization rates on the properties acquired in the 1996 Acquisition ($4.35 per BOE) compared to the Company's other properties ($2.43 per BOE).

General and Administrative Expense. General and administrative expense was $1.1 million ($.89 per BOE) for the three months ended March 31, 1997 compared to $415,000 ($1.52 per BOE) for the three months ended March 31, 1996. The increase is due to the additional general and administrative expenses which are necessary to administer the properties acquired in the 1996 Acquisition. The 41% decrease in general and administrative expenses per BOE for 1997 as compared to 1996 is the result of the Company's efforts to maintain a low overhead structure relative to its production on a BOE basis.

Interest Expense. Interest expense was $242,000 for the three months ended March 31, 1997 compared to $340,000 for the three months ended March 31, 1996. The 29% decrease is primarily due to the proceeds from the initial offering of common stock being used to repay the indebtedness incurred by the Company to fund the 1995 Acquisition and 1996 Acquisition.

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

Capital Expenditures. The Company's capital expenditure budget for 1997 is approximately $52 million which includes approximately $27.4 million for the drilling and recompletion of approximately 26 oil and gas wells and 45 workover projects on its proved properties. The remaining amounts represent expenditures for geological and geophysical costs, drilling costs and lease acquisition costs on the Company's unproved properties.

        Cash expenditures for additions to oil and gas properties were $14.7 million for the three months ended March 31, 1997. This includes $7.4 million for the acquisition of properties and $7.3 million for development and exploratory drilling.

Capital Resources. The Company's primary capital resources are net cash provided by operating activities and borrowing under the Credit Agreement.

Net Cash Provided by Operating Activities. Net cash provided by operating activities, before changes in operating assets and liabilities, was $9.4 million for the three months ended March 31, 1997 compared to $1.2 million for the three months ended March 31, 1996. The increase was primarily attributable to the cash flow generated by the 1996 Acquisition and the increase in oil and gas prices realized during the first quarter of 1997.

Credit Agreement. The Credit Agreement establishes a four year revolving credit facility, up to the maximum amount of $250 million, subject to a borrowing base to be determined annually by the lenders based on certain proved oil and gas reserves and other assets of the Company. Initially, the borrowing base is established at $165 million. To the extent that the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by the Company ratably within 180 days, by either prepaying a portion of the outstanding amounts under the Credit Agreement or pledging additional collateral to the lenders. A portion of the credit facility is available for the issuance of up to $15.0 million of letters of credit, of which $300,000 was outstanding at March 31, 1997. The Company borrowed $154.5 million of the $165 million available under the Credit Agreement at the closing of the 1996 Acquisition. The Company used the net proceeds from its initial public offering to repay indebtedness under the Credit Agreement and $6.5 million remained outstanding at March 31, 1997.

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

        The Credit Agreement contains certain covenants and restrictions that are customary in the oil and gas industry. In addition, the line of credit is secured by substantially all of the Company's oil and gas properties.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

        In May 1997, the Company announced a plan to repurchase up to $25 million of the Company's common stock. The repurchases will be made periodically, depending on market conditions, and will be funded with cash flow from operations and, as necessary, borrowings under the Credit Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               27            Financial Data Schedule

        (b)    Reports Submitted on Form 8-K:

               None.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TITAN EXPLORATION, INC.



                                       By:/s/ JACK HIGHTOWER
                                          -------------------------------------
                                          Jack Hightower
                                          President and Chief Executive Officer



                                       By:/s/ WILLIAM K. WHITE
                                          -------------------------------------
                                          William K. White
                                          Vice President and Chief Financial
                                          Officer



Date:  May 13, 1997

                                 EXHIBIT INDEX

Exhibit
Number                Description
------                -----------
 27            Financial Data Schedule