Form 10-Q
period 1997-06-30
TITAN EXPLORATION INC
filed 1997-08-13
CIK 1024645

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

                            ----------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                          Yes    [X]     No    [ ]

     As of August 8, 1997, 33,943,543 shares of common stock, par value $.01 per share, of Titan Exploration, Inc. were outstanding.



===============================================================================

                               TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                ----
Forward Looking Information and Risk Factors....................................................................  1


                                           PART I -- FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996............................  2
               Consolidated Statements of Operations for the three and six months ended
                      June 30, 1997 and 1996....................................................................  3
               Consolidated Statements of Cash Flows for the three and six months ended
                      June 30, 1997 and 1996....................................................................  4
               Notes to Consolidated Financial Statements.......................................................  5

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations............  6


                                            PART II -- OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders.............................................  11

Item 6.        Exhibits and Reports on Form 8-K................................................................  12

               Signatures....................................................................................... 13

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

ITEM 1. FINANCIAL STATEMENTS

                            TITAN EXPLORATION, INC.
                          Consolidated Balance Sheets
                                 (in thousands)

                                     ASSETS                                           JUNE 30,     DECEMBER 31,
                                                                                        1997          1996
                                                                                     ----------    ----------
                                                                                     (unaudited)
Current assets:
   Cash and cash equivalents                                                         $      655    $    6,290
   Accounts receivable:
       Oil and gas                                                                        7,390         8,533
       Other                                                                              1,830           931
   Prepaid expenses and other current assets                                                485           266
                                                                                     ----------    ----------
          Total current assets                                                           10,360        16,020
                                                                                     ----------    ----------

Property, plant and equipment, at cost:
   Oil and gas properties, using the successful efforts method of accounting:
       Proved properties                                                                215,979       194,699
       Unproved properties                                                               10,638           987
   Accumulated depletion, depreciation, and amortization                                (15,545)       (5,624)
                                                                                     ----------    ----------
                                                                                        211,072       190,062
   Other property and equipment, net                                                        832           277
                                                                                     ----------    ----------
                                                                                        211,904       190,339
Other assets, net of accumulated amortization of $329 in 1997 and $203 in 1996              694           820
                                                                                     ----------    ----------
                                                                                     $  222,958    $  207,179
                                                                                     ==========    ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities:
       Trade                                                                         $    6,876    $    7,112
       Other                                                                              4,587           784
                                                                                     ----------    ----------
          Total current liabilities                                                      11,463         7,896
                                                                                     ----------    ----------

Long-term debt                                                                           10,000         6,500
Other liabilities                                                                         1,785         1,772
Deferred income tax payable                                                               5,980         3,825
Stockholders' equity:
   Preferred Stock, $.01 par value, 10,000 shares authorized; none issued and
       outstanding                                                                           --            --
   Common Stock, $.01 par value, 60,000 shares authorized; 33,942 shares issued
        and outstanding at June 30, 1997                                                    339           339
   Additional paid-in capital                                                           203,426       203,411
   Deferred compensation                                                                (12,634)      (15,161)
   Retained earnings (deficit)                                                            2,599        (1,403)
                                                                                     ----------    ----------
          Total stockholders' equity                                                    193,730       187,186
                                                                                     ----------    ----------
                                                                                     $  222,958    $  207,179
                                                                                     ==========    ==========


         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                 ------------------------    ------------------------
                                                    1997          1996          1997          1996
                                                 ----------    ----------    ----------    ----------
Revenues:

   Oil and gas sales                             $   16,166    $    3,431    $   34,168    $    6,655

   Other                                                 37            55            71           135
                                                 ----------    ----------    ----------    ----------

      Total revenues                                 16,203         3,486        34,239         6,790
                                                 ----------    ----------    ----------    ----------

Expenses:

   Oil and gas production                             5,007         1,477        11,968         2,991

   General and administrative                         1,260           543         2,343           958

   Amortization of stock option awards                1,264           192         2,527           384

   Exploration and abandonment                          352            67           756            81

   Depletion, depreciation and amortization           5,460           946        10,099         1,760
                                                 ----------    ----------    ----------    ----------

      Total expenses                                 13,343         3,225        27,693         6,174
                                                 ----------    ----------    ----------    ----------

      Operating income                                2,860           261         6,546           616
                                                 ----------    ----------    ----------    ----------

Other income (expense):

   Interest income                                       38           111            97           245

   Interest expense                                    (244)         (371)         (486)         (711)
                                                 ----------    ----------    ----------    ----------

      Net income before income taxes                  2,654             1         6,157           150

Income tax expense                                      929            --         2,155            --
                                                 ----------    ----------    ----------    ----------

      Net income                                 $    1,725    $        1    $    4,002    $      150
                                                 ==========    ==========    ==========    ==========

      Net income per share                       $      .05    $        -    $      .11    $      .01
                                                 ==========    ==========    ==========    ==========

Weighted average common shares outstanding           35,466        21,772        35,566        21,772
                                                 ==========    ==========    ==========    ==========


         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                         -------------------   -------------------
                                                           1997       1996       1997       1996
                                                         --------   --------   --------   --------
Cash flows from operating activities:

   Net income                                            $  1,725   $      1   $  4,002   $    150

   Adjustments to reconcile net income to
     net cash provided by operating
     activities:

     Depletion, depreciation and amortization               5,460        946     10,099      1,760

     Amortization of stock option awards                    1,264        192      2,527        384

     Dry holes and abandonments                                --          8         --         18

     Deferred income taxes                                    929         --      2,155         --

   Changes in assets and liabilities:

     Accounts receivable                                     (804)      (562)       244       (904)

     Prepaid expenses and other current                       (62)       125       (219)        48
          assets

     Accounts payable and accrued liabilities               1,134      1,536      3,580        594
                                                         --------   --------   --------   --------

       Total adjustments                                    7,921      2,245     18,386      1,900
                                                         --------   --------   --------   --------

       Net cash provided by operating activities            9,646      2,246     22,388      2,050
                                                         --------   --------   --------   --------

Cash flows from investing activities:

   Redemption of short-term investment                         --      5,000         --      5,000

   Additions to oil and gas properties                    (16,218)    (2,144)   (30,931)    (4,285)

   Other                                                     (467)       (12)      (592)       (41)
                                                         --------   --------   --------   --------

       Net cash provided by (used in)
          investing activities                            (16,685)     2,844    (31,523)       674
                                                         --------   --------   --------   --------
Cash flows from financing activities:

   Proceeds from issuance of long-term debt                 9,500         --      9,500         --

   Repayments of long-term debt                            (6,000)        --     (6,000)        --
                                                         --------   --------   --------   --------

       Net cash provided by financing activities            3,500         --      3,500         --
                                                         --------   --------   --------   --------

Net increase (decrease) in cash and cash equivalents       (3,539)     5,090     (5,635)     2,724

Cash and cash equivalents, beginning of period              4,194      3,847      6,290      6,213
                                                         --------   --------   --------   --------

Cash and cash equivalents, end of period                 $    655   $  8,937   $    655   $  8,937
                                                         ========   ========   ========   ========

         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     In the opinion of management, the unaudited consolidated financial statements of Titan Exploration, Inc. (the "Company") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

     In June 1997, the borrowing base was redetermined by the lenders and reset at $165 million.

     Effective April 16, 1997, the Company entered into a credit agreement (the "Unsecured Credit Agreement") with Texas Commerce Bank National Association (the "Bank"), an affiliate of Chase Securities, Inc., which established a one year revolving credit facility, up to the maximum amount of $5 million. All outstanding amounts are due and payable in full on or before March 6, 1998. Proceeds of the credit facility are utilized to fund short-term needs (less than thirty days). Commercial paper and money market loans are classified as long-term debt as the Company intends to refinance them on a long-term basis either through continued short-term borrowing or available credit facilities.

(3)  STOCKHOLDERS' EQUITY

     In May 1997, the Company announced a plan to repurchase up to $25 million of the Company's common stock. The repurchases will be made periodically, depending on market conditions, and will be funded with cash flow from operations and, as necessary, borrowings under the Credit Agreement. At June 30, 1997, the Company had not repurchased any shares of its common stock.

(4)  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, Earnings per Share. FAS No. 128 establishes standards for computing and presenting earnings per share and is effective for periods ending after December 15, 1997. The impact of the adoption of FAS No. 128 on the Company's earnings per share is expected to be immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Titan Exploration, Inc. is an independent energy company engaged in the exploration, development and acquisition of oil and gas properties. The Company's strategy is to grow reserves, production and net income per share through (i) the acquisition of producing properties that provide development and exploratory drilling potential, (ii) the exploitation and development of its reserve base, (iii) the exploration for oil and gas reserves, and (iv) the implementation of a low operating and overhead structure. The Company has grown rapidly through the acquisition and exploitation of oil and gas properties, consummating the acquisition of a concentrated group of Permian Basin producing oil and gas properties from a large independent company for approximately $40.6 million (the "1995 Acquisition") and additional Permian Basin producing properties from a major integrated company for approximately $135.7 million (the "1996 Acquisition").

     The Company's growth resulting from acquisitions has impacted its reported financial results in a number of ways. Acquired properties frequently may not have received focused attention prior to sale. After acquisition, certain of these properties require maintenance, workovers, recompletions and other remedial activity not constituting capital expenditures, which initially increase lease operating expenses. The Company may dispose of certain of the properties if it determines they are outside the Company's strategic focus. The increased production and revenue resulting from the rapid growth of the Company has required it to recruit and develop operating, accounting and administrative personnel compatible with its increased size. As a result, the Company anticipates a corresponding increase in its general and administrative expense. As of August 8, 1997, the Company has 43 full time employees and 9 contract personnel. The Company believes that with its current inventory of drilling locations and the anticipated additional staff, it will be well positioned to follow a balanced program of exploration and exploitation activities to complement its acquisition efforts.

OPERATING DATA

        The following table sets forth the Company's historical operating data for the periods indicated.

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                            -------------------------     -------------------------
                                                               1997           1996           1997           1996
                                                            ----------     ----------     ----------     ----------
Production:

   Oil (MBbls)                                                     464            125            895            256

   Gas (MMcf)                                                    5,564            844         10,299          1,698

   Total (MBOE)                                                  1,391            266          2,611            539

Average Sales Prices Per Unit (1):

   Oil (per Bbl)                                            $    17.51     $    17.63     $    19.29     $    17.16

   Gas (per Mcf)                                                  1.45           1.45           1.64           1.33

   BOE                                                           11.62          12.90          13.08          12.35

Expenses Per BOE:

   Production costs, including production taxes (2)         $     3.60     $     5.55     $     4.58     $     5.55

   General and administrative                                     . 91           2.04            .90           1.78

   Depletion, depreciation and amortization                       3.93           3.56           3.87           3.27

---------------

(1)     Reflects results of hedging activities in 1996.

(2) These costs include approximately $.42 and $1.07 per BOE of production costs primarily attributable to necessary rework operations on the 1995 Acquisition properties and the 1996 Acquisition properties for the three months and six months ended June 30, 1997, respectively.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

Oil and Gas Revenues. Revenues from oil and gas operations totaled $16.2 million for the three months ended June 30, 1997 compared to $3.4 million for the three months ended June 30, 1996. The increase is primarily attributable to the 1996 Acquisition and continued exploitation of the Company's proved properties. Of total oil and gas revenues for the three months ended June 30, 1997, revenues of $11.3 million (70%) are attributable to the properties acquired in the 1996 Acquisition. Hedging activities during the three months ended June 30, 1996 reduced oil revenues approximately $398,000 ($3.18 per Bbl) and gas revenues approximately $170,000 ($.20 per Mcf). There were no hedging activities during the three months ended June 30, 1997.

Production Costs. Oil and gas production costs, including production taxes, were $5.0 million ($3.60 per BOE) for the three months ended June 30, 1997 compared to $1.5 million ($5.55 per BOE) for the three months ended June 30, 1996. The increase in the absolute amount of production costs was primarily attributable to production costs associated with the properties acquired in the 1996 Acquisition which totaled $3.1 million ($3.26 per BOE) for the three months ended June 30, 1997. Production costs for the three months ended June 30, 1997 included $591,000 ($.42 per BOE) of rework expenses attributable to the 1996 Acquisition properties and the 1995 Acquisition properties.

Depletion, Depreciation and Amortization Expense. Depletion, depreciation and amortization expense was $5.5 million ($3.93 per BOE) for the three months ended June 30, 1997 compared to $946,000 ($3.56 per BOE) for the three months ended June 30, 1996. The increase per BOE is due to higher amortization rates on the properties acquired in the 1996 Acquisition compared to the Company's other properties.

General and Administrative Expense. General and administrative expense was $1.3 million ($.91 per BOE) for the three months ended June 30, 1997 compared to $543,000 ($2.04 per BOE) for the three months ended June 30, 1996. The increase in the absolute amount is due to the additional general and administrative expenses which are necessary to administer the properties acquired in the 1996 Acquisition. The 55% decrease in general and administrative expenses per BOE for 1997 as compared to 1996 is due to the spreading of the Company's general and administrative expenses over a larger production base and to the Company's efforts to maintain a low overhead structure.

Interest Expense. Interest expense was $244,000 for the three months ended June 30, 1997 compared to $371,000 for the three months ended June 30, 1996. The 34% decrease is primarily due to the application of proceeds from the initial offering of common stock to the indebtedness incurred by the Company to fund the 1995 Acquisition and 1996 Acquisition.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

Oil and Gas Revenues. Revenues from oil and gas operations totaled $34.2 million for the six months ended June 30, 1997 compared to $6.7 million for the six months ended June 30, 1996. The increase is primarily attributable to the 1996 Acquisition, the increase in the average price received for both oil and gas, and continued exploitation of the Company's proved properties. Of total oil and gas revenues for the six months ended June 30, 1997, revenues of $24.2 million (71%) are attributable to the properties acquired in the 1996 Acquisition. The average oil price received increased 12% from $17.16 to $19.29 per Bbl and the average gas price received increased 23% from $1.33 to $1.64 per Mcf for the six months ended June 30, 1996 compared to the six months ended June 30, 1997. Hedging activities during the six months ended June 30, 1996 reduced oil revenues approximately $577,000 ($2.25 per Bbl) and gas revenues approximately $339,000 ($.20 per Mcf). There were no hedging activities during the six months ended June 30, 1997.

Production Costs. Oil and gas production costs, including production taxes, were $12.0 million ($4.58 per BOE) for the six months ended June 30, 1997 compared to $3.0 million ($5.55 per BOE) for the six months ended June 30, 1996. The increase in the absolute amount of production costs was primarily attributable to production costs associated with the properties acquired in the 1996 Acquisition which totaled $7.6 million ($4.20 per BOE) for the six months ended June 30, 1997. Production costs for the six months ended June 30, 1997 included $2.8 million ($1.07 per BOE) of rework expenses attributable to the 1996 Acquisition properties and the 1995 Acquisition properties.

Depletion, Depreciation and Amortization Expense. Depletion, depreciation and amortization expense was $10.1 million ($3.87 per BOE) for the six months ended June 30, 1997 compared to $1.8 million ($3.27 per BOE) for the six months ended June 30, 1996. The increase per BOE is due to higher amortization rates on the properties acquired in the 1996 Acquisition compared to the Company's other properties.

General and Administrative Expense. General and administrative expense was $2.3 million ($.90 per BOE) for the six months ended June 30, 1997 compared to $958,000 ($1.78 per BOE) for the six months ended June 30, 1996. The increase in the absolute amount is due to the additional general and administrative expenses which are necessary to administer the properties acquired in the 1996 Acquisition. The 49% decrease in general and administrative expenses per BOE for 1997 as compared to 1996 is due to the spreading of the Company's general and administrative expenses over a larger production base and to the Company's efforts to maintain a low overhead structure.

Interest Expense. Interest expense was $486,000 for the six months ended June 30, 1997 compared to $711,000 for the six months ended June 30, 1996. The 32% decrease is primarily due to the application of proceeds from the initial offering of common stock to the indebtedness incurred by the Company to fund the 1995 Acquisition and 1996 Acquisition.

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

Capital Expenditures. The Company's capital expenditure budget for 1997 is approximately $52.2 million which includes approximately $27.4 million for the drilling and recompletion of approximately 26 oil and gas wells and 45 workover projects on its proved properties. The remaining amounts represent expenditures for geological and geophysical costs, drilling costs and lease acquisition costs on the Company's unproved properties.

     Cash expenditures for additions to oil and gas properties were $30.9 million for the six months ended June 30, 1997. This includes $8.8 million for the acquisition of oil and gas leases and $22.1 million for development and exploratory drilling.

Capital Resources. The Company's primary capital resources are net cash provided by operating activities and $155 million availability under the Company's credit facilities.

Net Cash Provided by Operating Activities. Net cash provided by operating activities, before changes in operating assets and liabilities, was $18.7 million for the six months ended June 30, 1997 compared to $2.3 million for the six months ended June 30, 1996. The increase was primarily attributable to the cash flow generated by the 1996 Acquisition and from continued exploitation of the Company's proved properties.

Credit Agreement. The Credit Agreement established a four year revolving credit facility, up to the maximum amount of $250 million, subject to a borrowing base to be determined annually by the lenders based on certain proved oil and gas reserves and other assets of the Company. Initially, the borrowing base was established at $165 million. To the extent that the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by the Company ratably within 180 days, by either prepaying a portion of the outstanding amounts under the Credit Agreement or pledging additional collateral to the lenders. A portion of the credit facility is available for the issuance of up to $15.0 million of letters of credit, of which $250,000 was outstanding at June 30, 1997.

     In June 1997, the borrowing base was redetermined by the lenders and reset at $165 million. The Company's outstanding long-term debt under the Credit Agreement was $10 million at June 30, 1997.

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

Liquidity and Working Capital. At June 30, 1997, the Company had $655,000 of cash and cash equivalents as compared to $6.3 million at December 31, 1996. The Company's ratio of current assets to current liabilities was .90 at June 30, 1997 compared to 2.03 at December 31, 1996. Due principally to a reduction in cash as a result of an intentional change in the way the Company manages its operating accounts, the Company's working capital decreased $9.2 million from $8.1 million at December 31, 1996 to a deficit of $1.1 million at June 30, 1997. The timing of short-term receipts and disbursements can cause working capital fluctuations. Due to its efforts to keep interest expense levels low, the Company has chosen not to borrow under its Credit Agreement the cash necessary to maintain a positive working capital position. The Company expects working capital to increase during the remainder of 1997 due to an anticipated lower level of capital expenditures during the remainder of 1997.

Unsecured Credit Agreement. Effective April 16, 1997, the Company entered into a credit agreement (the "Unsecured Credit Agreement") with Texas Commerce Bank National Association (the "Bank"), an affiliate of Chase Securities, Inc., which establishes a one year revolving credit facility, up to the maximum of $5 million. While all outstanding amounts are due and payable in full on or before March 6, 1998, the Company considers amounts outstanding pursuant to the Unsecured Credit Agreement as long-term as all amounts are repaid from available funds under the Credit Agreement. Proceeds of the Unsecured Credit Agreement are utilized to fund short-term needs (less than thirty days).

     The interest rate of each loan under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable laws. Interest rates generally are comparable with Eurodollar rates plus 1% per annum.

ACCOUNTING STANDARD ON EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, Earnings per Share. FAS No. 128 establishes standards for computing and presenting earnings per share and is effective for periods ending after December 15, 1997. The impact of the adoption of FAS No. 128 on the Company's earnings per share is expected to be immaterial.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) The Annual Meeting of Stockholders of the Company was held at 10:00 a.m., local time, on Wednesday, May 28, 1997.

       (b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

       (c) Out of a total of 33,941,513 shares of common stock of the Company outstanding and entitled to vote, 31,123,647 shares were present in person or by proxy, representing approximately 91.7%. The only matters voted on by the stockholders, as fully described in the definitive proxy materials for the annual meeting, were the election of directors of the Company and the approval of the selection of independent auditors for the Company for 1997. The results were as follows:

            1. To elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

                                                                Number of Shares Voting
                                                ------------------------------------------------------------
                                                    For                 Against               Withholding
                                                Election as           Election as      Authority to Vote for
                       Nominees                  Director              Director        Election as Director
                       --------                 -----------           -----------      ---------------------
              Jack Hightower                    31,123,647                 -                     -
              George G. Staley                  31,123,647                 -                     -
              David R. Albin                    31,123,647                 -                     -
              Kenneth A. Hersh                  31,123,647                 -                     -
              William J. Vaughn, Jr.            31,123,647                 -                     -

            2. To approve the selection, by the Board of Directors, of the firm of KPMG Peat Marwick, LLP as independent auditors for the Company for 1997.

                      For                       31,123,647
                      Against                        -
                      Abstain                        -

       (d)   Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            10.13.1 First Amendment to Amended and Restated Credit
                    Agreement, dated May 12, 1997, among Titan Resources, L.P., The Chase Manhattan Bank, as Administrative Agent, and Financial Institutions now or hereafter parties hereto.

            10.13.2 Form of Guaranty Agreement among The Chase Manhattan
                    Bank, as Administrative Agent, Financial Institutions now or hereafter parties hereto and Titan Exploration, Inc., Titan Resources I, Inc. and Titan Resources Holdings, Inc.

            10.25 Master Promissory Note, dated March 6, 1997, between Titan Resources, L.P. and Texas Commerce Bank National Association.

            27      Financial Data Schedule.





       (b)    Reports Submitted on Form 8-K:

               None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TITAN EXPLORATION, INC.



                                  By:/s/ Jack Hightower
                                     ------------------------------------------
                                     Jack Hightower
                                     President and Chief Executive Officer



                                  By:/s/ William K. White
                                     ------------------------------------------
                                     William K. White
                                     Vice President and Chief Financial Officer



Date:  August 11, 1997

                               INDEX TO EXHIBITS


EXHIBITS            DESCRIPTION
--------            -----------

  10.13.1  First Amendment to Amended and Restated Credit Agreement, dated
           May 12, 1997, among Titan Resources, L.P., The Chase Manhattan
           Bank, as Administrative Agent, and Financial Institutions now or hereafter parties hereto.

  10.13.2  Form of Guaranty Agreement among The Chase Manhattan Bank, as
           Administrative Agent, Financial Institutions now or hereafter parties hereto and Titan Exploration, Inc., Titan Resources I, Inc.
           and Titan Resources Holdings, Inc.

  10.25    Master Promissory Note, dated March 6, 1997, between Titan
           Resources, L.P. and Texas Commerce Bank National Association.

  27       Financial Data Schedule.