Form 10-Q
period 1997-09-30
TITAN EXPLORATION INC
filed 1997-11-10
CIK 1024645

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                           ------------------------

                                   FORM 10-Q

                           ------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from       to
                                        -----    -----

                      Commission File Number:  000-21843


                            TITAN EXPLORATION, INC.
            (Exact name of Registrant as specified in its charter)


            DELAWARE                                     75-2671582
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)



     500 WEST TEXAS, SUITE 500
            MIDLAND, TEXAS                                 79701
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

  As of October 31, 1997, 33,945,798 shares of common stock, par value $.01 per share, of Titan Exploration, Inc. were outstanding.

                               TABLE OF CONTENTS


                                                                  Page
                                                                  ----

Forward Looking Information and Risk Factors......................   1


                        PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 1997 and
            December 31, 1996.....................................   2
        Consolidated Statements of Operations for the Three and
            Nine Months Ended September 30, 1997 and 1996.........   3
        Consolidated Statements of Cash Flows for the Three and
            Nine Months Ended September 30, 1997 and 1996.........   4
        Notes to Consolidated Financial Statements................   5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................   8


                         PART II -- OTHER INFORMATION

Item 5. Other Information.........................................  13

Item 6. Exhibits and Reports on Form 8-K..........................  13

        Signatures................................................  14

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

Item 1. Financial Statements



                            TITAN EXPLORATION, INC.
                          Consolidated Balance Sheets
                                (in thousands)


                  ASSETS
                                            September 30,    December 31,
                                                1997             1996
                                            -------------    ------------
                                             (unaudited)
Current assets:
  Cash and cash equivalents                    $ 1,146          $ 6,290
  Accounts receivable:
     Oil and gas                                 7,766            8,533
     Other                                       2,225              931
  Prepaid expenses and other current assets        747              266
                                              --------         --------
       Total current assets                     11,884           16,020
                                              --------         --------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
     efforts method of accounting:
     Proved properties                         228,250          194,699
     Unproved properties                        10,525              987
  Accumulated depletion, depreciation
    and amortization
                                               (21,263)          (5,624)
                                              --------         --------
                                               217,512          190,062
  Other property and equipment, net                921              277
                                              --------         --------
                                               218,433          190,339
Other assets. net of accumulated amortization
  of $393 in 1997 and $203 in 1996                 721              820
                                              --------         --------
                                              $231,038         $207,179
                                              ========         ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities:
    Trade                                       $5,178           $7,112
    Other                                        4,436              784
                                              --------         --------
       Total current liabilities                 9,614            7,896
                                              --------         --------
Long-term debt                                  14,700            6,500
Other liabilities                                1,805            1,772
Deferred income tax payable                      7,359            3,825
Stockholders' equity:
    Preferred Stock, $.01 par value,
      10,000 shares authorized;
      none issued and outstanding                   --               --
    Common Stock, $.01 par value,
      60,000 shares authorized;
      33,945 shares issued and
      outstanding at September 30, 1997            339              339
     Additional paid-in capital                203,433          203,411
     Deferred compensation                     (11,371)         (15,161)
     Retained earnings (deficit)                 5,159           (1,403)
                                              --------         --------
        Total stockholders' equity             197,560          187,186
                                              --------         --------
                                              $231,038         $207,179
                                              ========         ========

         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                         Three Months Ended      Nine Months Ended
                                            September 30,          September 30,
                                        -------------------    --------------------
                                          1997        1996       1997         1996
                                        -------     -------    --------     -------
Revenues:
  Oil and gas sales                     $17,843     $ 3,583     $52,011     $10,237
  Other                                      28           4          99         140
                                        -------     -------    --------     -------
    Total revenues                       17,871       3,587      52,110      10,377
                                        -------     -------    --------     -------

Expenses:
  Oil and gas production                  4,659       1,348      16,627       4,339
  General and administrative              1,294         494       3,637       1,452
  Amortization of stock option awards     1,263         192       3,790         576
  Exploration and abandonment               586          29       1,342         110
  Depletion, depreciation
    and amortization                      5,828         509      15,927       2,269
                                        -------     -------    --------     -------
      Total expenses                     13,630       2,572      41,323       8,746
                                        -------     -------    --------     -------

      Operating income                    4,241       1,015      10,787       1,631
                                        -------     -------    --------     -------

Other income (expense):
  Interest income                            37          91         134         336
  Interest expense                         (339)       (468)       (825)     (1,179)
                                        -------     -------    --------     -------

      Net income before income taxes      3,939         638      10,096         788

Income tax expense                        1,379       2,998       3,534       2,998
                                        -------     -------    --------     -------

      Net income (loss)                 $ 2,560     $(2,360)    $ 6,562     $(2,210)
                                        =======     =======     =======     =======

      Net income (loss) per share       $  0.07     $ (0.11)    $  0.18     $ (0.10)
                                        =======     =======     =======     =======

Weighted average common shares
 outstanding                             35,763      21,796      35,714      21,780
                                        =======     =======     =======     =======



        See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)



                                                  Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                                ---------------------     ---------------------
                                                  1997         1996         1997         1996
                                                --------     --------     --------     --------
Cash flows from operating activities:
  Net income                                    $  2,560     $ (2,360)    $  6,562     $ (2,210)
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depletion, depreciation and amortization       5,828          509       15,927        2,269
    Amortization of stock option awards            1,263          192        3,790          576
    Dry holes and abandonments                         -            3            -           21
    Deferred income taxes                          1,379        2,998        3,534        2,998
Changes in assets and liabilities:
    Accounts receivable                             (771)          71         (527)        (833)
    Prepaid expenses and other current assets       (262)         (21)        (481)          28
    Accounts payable and accrued liabilities      (1,829)       2,200        1,751        2,794
                                                --------     --------     --------     --------
       Total adjustments                           5,608        5,952       23,994        7,853
                                                --------     --------     --------     --------
       Net cash provided by operating
         activities                                8,168        3,592       30,556        5,643
                                                --------     --------     --------     --------

Cash flows from investing activities:
  Redemption of short-term investment                  -            -            -        5,000
  Additions to oil and gas properties            (12,158)     (13,305)     (43,089)     (17,590)
  Other                                             (226)        (121)        (818)        (163)
                                                --------     --------     --------     --------
       Net cash used in investing activities     (12,384)     (13,426)     (43,907)     (12,753)
                                                --------     --------     --------     --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt        24,350        8,000       33,850        8,000
  Repayments of long-term debt                   (19,650)           -      (25,650)           -
  Capital contributions                                -        3,700            -        3,700
  Proceeds from exercise of employee
    stock options                                      7            -            7            -
                                                --------     --------     --------     --------
       Net cash provided by financing
         activities                                4,707       11,700        8,207       11,700
                                                --------     --------     --------     --------

Net increase (decrease) in cash and
  cash equivalents                                   491        1,866       (5,144)       4,590
Cash and cash equivalents, beginning or period       655        8,937        6,290        6,213
                                                --------     --------     --------     --------
Cash and cash equivalents, end of period        $  1,146     $ 10,803     $  1,146     $ 10,803
                                                ========     ========     ========     ========













         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                  Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996
                                  (unaudited)



(1) BASIS OF PRESENTATION

    In the opinion of management, the unaudited consolidated financial statements of Titan Exploration, Inc. (the "Company") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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


(2) LONG-TERM DEBT

    On October 31, 1996, the Company entered into a credit agreement (the "Credit Agreement") which established a four year revolving credit facility, up to the maximum amount of $250 million with an initial borrowing base of $165 million. All outstanding amounts are due and payable in full on January 1, 2001. The borrowing base is subject to redetermination annually by the lenders based on certain proved oil and gas reserves and other assets of the Company. Proceeds of the credit facility were utilized to fund the 1996 Acquisition, development of oil and gas reserves and for general corporate requirements.

    In June 1997, the borrowing base was redetermined by the lenders and reset at $165 million.

    Effective April 16, 1997, the Company entered into an unsecured credit agreement which established a one year revolving credit facility, up to the maximum amount of $5 million. All outstanding amounts are due and payable in full on or before March 6, 1998. Proceeds of the credit facility are utilized to fund short-term needs (less than thirty days). Outstanding amounts pursuant to the Unsecured Credit Agreement are classified as long-term debt as the Company intends to refinance them on a long-term basis either through continued short-term borrowing or available credit facilities.


(3) STOCKHOLDERS' EQUITY

    In May 1997, the Company announced a plan to repurchase up to $25 million of the Company's common stock. The repurchases will be made periodically, depending on market conditions, and will be funded with cash flow from operations and, as necessary, borrowings under the Credit Agreement. At September 30, 1997, the Company had not repurchased any shares of its common stock.

(4) DERIVATIVE FINANCIAL INSTRUMENTS

    The Company utilizes various swap contracts to hedge the effect of price changes on future oil and gas production. The following table sets forth the future volumes hedged by year and the weighted average price to be received based upon the fixed price of the individual swap contracts outstanding at September 30, 1997:

                         Oil      Gas
                       Volume   Volume   Price per
Year                   (MBbls)  (MMcfs)   Mcf/Bbl
---------------------  -------  -------  ---------
    Oil production:
      1997                274               $21.36
    Gas production:
      1997                       2,140       $2.69
      1998                       4,500        2.40

    Subsequent to September 30, 1997, the Company entered into additional hedge positions for 1997 and 1998 oil production and 1998 gas production. The additional oil swap contract has provided the Company with hedge positions for an additional 61 MBbls of oil at a price of $23.36 per Bbl for the three month period ending December 31, 1997 and 31 MBbls of oil at a price of $23.36 per Bbl for the one month period ending January 31, 1998. This contract may be extended at the counter party's option for an additional six month period at the same price. The additional gas swap contract has provided the Company with a hedge position for an additional 300 MMcfs of gas at the price of $2.12 per Mcf for the month of April 1998.


(5) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 replaced primary earnings per share ("EPS") with a newly defined basic EPS and modifies the computation of diluted EPS. SFAS No. 128 is effective for periods ending after December 15, 1997. The impact of the adoption of SFAS No. 128 on the Company's earnings per share is expected to be immaterial.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which requires that all items required to be recognized under accounting standards as components of comprehensive income be reported as a part of the basic financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company plans to adopt SFAS No. 130 for the period ended March 31, 1998 and does not expect SFAS No. 130 to have a material effect on reported results.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 but the statement need not be applied to interim financial statements in the initial year of application. The Company does not expect SFAS No. 131 to materially affect the Company's reporting practices.

(6) SUBSEQUENT EVENTS

    The Company and Offshore Energy Development Corporation, a Delaware corporation ("OEDC"), have entered into an agreement by which the Company will acquire all the outstanding OEDC common stock. OEDC is an independent energy company that focuses on the acquisition, exploration, development and production of natural gas in the Gulf of Mexico and on natural gas gathering, processing and marketing activities. OEDC is listed on the Nasdaq National Market under the symbol "OEDC." Based on estimates of OEDC's outside engineers, OEDC's total proved reserves were 5.5 million BOE at December 31, 1996. The Company will issue approximately 5.5 million shares of the Company's common stock equal to 16.2% of the total Company's common stock currently outstanding. The transaction is subject to various conditions, including approval by stockholders of both companies. Special meetings of the Company and OEDC stockholders have been scheduled for December 12, 1997 to consider the transaction.

    The Company and Carrollton Resources, L.L.C., a Louisiana limited liability company ("Carrollton"), have entered into an agreement by which the Company will acquire all the outstanding membership interests of Carrollton. Carrollton is a small independent energy company engaged in the exploration, development and acquisition of onshore oil and gas properties located primarily in the Gulf Coast region, making a good fit with OEDC's area of operations. Based on estimates of Carrollton's outside engineers, Carrollton's total proved reserves were 2.8 million BOE at June 30, 1997. The Company will issue approximately 900,000 shares of the Company's common stock equal to 2.7% of the total Company's common stock currently outstanding. The Company anticipates closing the transaction, which is subject to various conditions, in mid-December 1997.

    On November 7, 1997, the Company and Pioneer Natural Resources Company ("Pioneer") entered into an agreement by which the Company will acquire from Pioneer certain West Texas producing properties. The Company will pay approximately $55 million, subject to adjustments, and anticipates closing the transaction, subject to various conditions, in mid-December 1997. The Company will fund the acquisition with its existing credit facilities.

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


OPERATING DATA

      The following table sets forth the Company's historical operating data for the periods indicated.

                                     Three Months Ended        Nine Months Ended
                                        September 30,             September 30,
                                    --------------------     ----------------------
                                       1997       1996          1997         1996
                                    ----------  --------     ---------     --------
Production:
     Oil (MBbls)                        501        132          1,396          388
     Gas (MMcf)                       5,639      1,027         15,938        2,725
     Total (MBOE)                     1,441        303          4,052          842

Average Sales Price Per Unit (1):
     Oil (per Bbl)                 $  17.48   $  17.42       $  18.64     $  17.25
     Gas (per Mcf)                     1.61       1.25           1.63         1.30
     BOE                              12.38      11.83          12.84        12.16

Expenses Per BOE:
     Production costs, including
       production taxes            $   3.23   $   4.45       $   4.10     $   5.15
     General and administrative        0.90       1.63           0.90         1.72
     Depletion, depreciation and
      amortization                     4.04       1.68           3.93         2.69


---------------------------------

(1)    Reflects results of hedging activities.







                                         -8

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Oil and Gas Revenues. Revenues from oil and gas operations totaled $17.8 million for the three months ended September 30, 1997 compared to $3.6 million for the three months ended September 30, 1996. The increase is primarily attributable to the 1996 Acquisition, the increase in the average price received for gas, and continued exploitation of the Company's proved properties. Of total oil and gas revenues for the three months ended September 30, 1997, revenues of $12.3 million (69%) are attributable to the properties acquired in the 1996 Acquisition. The average gas price received increased 29% from $1.25 per Mcf for the three months ended September 30, 1996 compared to $1.61 per Mcf for the three months ended September 30, 1997.

Production Costs. Oil and gas production costs, including production taxes, were $4.7 million ($3.23 per BOE) for the three months ended September 30, 1997 compared to $1.3 million ($4.45 per BOE) for the three months ended September 30, 1996. The increase in the absolute amount of production costs was primarily attributable to production costs associated with the properties acquired in the 1996 Acquisition which totaled $2.6 million ($2.67 per BOE) for the three months ended September 30, 1997

Depletion, Depreciation and Amortization Expense. Depletion, depreciation and amortization expense was $5.8 million ($4.04 per BOE) for the three months ended September 30, 1997 compared to $510,000 ($1.68 per BOE) for the three months ended September 30, 1996. The increase per BOE is due to higher amortization rates on the properties acquired in the 1996 Acquisition compared to the Company's other properties.

General and Administrative Expense. General and administrative expense was $1.3 million ($.90 per BOE) for the three months ended September 30, 1997 compared to $494,000 ($1.63 per BOE) for the three months ended September 30, 1996. The increase in the absolute amount is due to the additional general and administrative expenses which are necessary to administer the properties acquired in the 1996 Acquisition. The 45% decrease in general and administrative expenses per BOE for 1997 as compared to 1996 is due to the spreading of the Company's general and administrative expenses over a larger production base and to the Company's efforts to maintain a low overhead structure.

Interest Expense. Interest expense was $339,000 for the three months ended September 30, 1997 compared to $468,000 for the three months ended September 30, 1996. The 28% decrease is primarily due to the application of proceeds from the initial offering of common stock to the indebtedness incurred by the Company to fund the 1995 Acquisition and 1996 Acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Oil and Gas Revenues. Revenues from oil and gas operations totaled $52.0 million for the nine months ended September 30, 1997 compared to $10.2 million for the nine months ended September 30, 1996. The increase is primarily attributable to the 1996 Acquisition, the increase in the average price received for both oil and gas, and continued exploitation of the Company's proved properties. Of total oil and gas revenues for the nine months ended September 30, 1997, revenues of $36.5 million (70%) are attributable to the properties acquired in the 1996 Acquisition. The average oil price received increased 8% from $17.25 to $18.64 per Bbl and the average gas price received increased 25% from $1.30 per Mcf for the nine months ended September 30, 1996 compared to $1.63 per Mcf for the nine months ended September 30, 1997.

Production Costs. Oil and gas production costs, including production taxes, were $16.6 million ($4.10 per BOE) for the nine months ended September 30, 1997 compared to $4.3 million ($5.15 per BOE) for the nine months ended September 30, 1996. The increase in the absolute amount of production costs was primarily attributable to production costs associated with the properties acquired in the 1996 Acquisition which totaled $10.2 million ($3.65 per BOE) for the nine months ended September 30, 1997

Depletion, Depreciation and Amortization Expense. Depletion, depreciation and amortization expense was $15.9 million ($3.93 per BOE) for the nine months ended September 30, 1997 compared to $2.3 million ($2.69 per BOE) for the nine months ended September 30, 1996. The increase per BOE is due to higher amortization rates on the properties acquired in the 1996 Acquisition compared to the Company's other properties.

General and Administrative Expense. General and administrative expense was $3.6 million ($.90 per BOE) for the nine months ended September 30, 1997 compared to $1.5 million ($1.72 per BOE) for the nine months ended September 30, 1996. The increase in the absolute amount is due to the additional general and administrative expenses which are necessary to administer the properties acquired in the 1996 Acquisition. The 48% decrease in general and administrative expenses per BOE for 1997 as compared to 1996 is due to the spreading of the Company's general and administrative expenses over a larger production base and to the Company's efforts to maintain a low overhead structure.

Interest Expense. Interest expense was $825,000 for the nine months ended September 30, 1997 compared to $1.2 million for the nine months ended September 30, 1996. The 31% decrease is primarily due to the application of proceeds from the initial offering of common stock to the indebtedness incurred by the Company to fund the 1995 Acquisition and 1996 Acquisition.

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

    On November 7, 1997, the Company and Pioneer Natural Resources Company ("Pioneer") entered into an agreement by which the Company will acquire from Pioneer certain West Texas producing properties. The Company will pay approximately $55 million, subject to adjustments, and anticipates closing the transaction, subject to various conditions, in mid-December 1997. The Company will fund the acquisition with its existing credit facilities.

    The Company requires capital primarily for the exploration, development and acquisition of oil and gas properties, the repayment of indebtedness and general working capital needs.

Capital Expenditures. Apart from the Company's expenditure for its planned acquisition from Pioneer, the Company budgeted for 1997 approximately $27 million for the drilling and recompletion of approximately 26 oil and gas wells and 45 workover projects on its proved properties and approximately $25.2 million for expenditures for geological and geophysical costs, drilling costs and lease acquisition costs on its unproved properties.

    Cash expenditures for additions to oil and gas properties were $43.1 million for the nine months ended September 30, 1997. This includes $10.0 million for the acquisition of oil and gas leases and $33.1 million for development and exploratory drilling.

Capital Resources. The Company's primary capital resources are net cash provided by operating activities and $153.5 million availability under the Company's Credit Agreement.

    The Company's acquisition from Pioneer, funded under these facilities, will reduce availability by approximately $55 million, subject to adjustment of the purchase price under the Company's agreement with Pioneer.

Net Cash Provided by Operating Activities. Net cash provided by operating activities, before changes in operating assets and liabilities, was $29.8 million for the nine months ended September 30, 1997 compared to $3.7 million for the nine months ended September 30, 1996. The increase was primarily attributable to the cash flow generated by the 1996 Acquisition and from continued exploitation of the Company's proved properties.

Credit Agreement. The Credit Agreement established a four year revolving credit facility, up to the maximum amount of $250 million, subject to a borrowing base to be determined annually by the lenders based on certain proved oil and gas reserves and other assets of the Company. Initially, the borrowing base was established at $165 million. To the extent that the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by the Company ratably within 180 days, by either prepaying a portion of the outstanding amounts under the Credit Agreement or pledging additional collateral to the lenders. A portion of the credit facility is available for the issuance of up to $15.0 million of letters of credit, of which $250,000 was outstanding at September 30, 1997.

    In June 1997, the borrowing base was redetermined by the lenders and reset at $165 million. The Company's outstanding long-term debt under the Credit Agreement was $11.5 million at September 30, 1997.

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

Liquidity and Working Capital. At September 30, 1997, the Company had $1.1 million of cash and cash equivalents as compared to $6.3 million at December 31, 1996. The Company's ratio of current assets to current liabilities was 1.24 at September 30, 1997 compared to 2.03 at December 31, 1996. Due principally to a reduction in cash as a result of an intentional change in the way the Company manages its operating accounts, the Company's working capital decreased $5.8 million from $8.1 million at December 31, 1996 to $2.3 million at September 30, 1997. The Company expects working capital to increase during the remainder of 1997 due to anticipated lower levels of capital expenditures during the remainder of 1997.

Unsecured Credit Agreement. Effective April 16, 1997, the Company entered into a credit agreement (the "Unsecured Credit Agreement") with Texas Commerce Bank National Association (the "Bank"), an affiliate of Chase Securities, Inc., which establishes a one year revolving credit facility, up to the maximum of $5 million. While all outstanding amounts are due and payable in full on or before March 6, 1998, the Company considers amounts outstanding pursuant to the Unsecured Credit Agreement as long-term as all amounts are repaid from available funds under the Credit Agreement. Proceeds of the Unsecured Credit Agreement are utilized to fund short-term needs (less than thirty days). The Company's outstanding debt under the Unsecured Credit Agreement was $3.2 million at September 30, 1997.

    The interest rate of each loan under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable laws. Interest rates generally are comparable with Eurodollar rates plus 1% per annum.

OTHER MATTERS

HEDGING ACTIVITIES

The Company uses swap agreements in an attempt to reduce the risk of fluctuating oil and gas prices.

Crude Oil. The Company reports average oil prices per Bbl including the net effect of the oil hedges. During the three and nine months ended September 30, 1997, the Company reported average oil prices of $17.48 and $18.64 per Bbl, respectively, while realizing average prices, excluding hedging results, of $17.29 and $18.57 per Bbl, respectively. The Company recorded net increases to oil revenues of $93,000 ($ .19 per Bbl) and $93,000 ($ .07 per Bbl) for the three and nine months ended September 30, 1997, respectively, as a result of its commodity hedges.

    During the three and nine months ended September 30, 1996, the Company reported average oil prices of $17.42 and $17.25 per Bbl, respectively, while realizing average prices, excluding hedging results, of $19.86 and $19.57 per Bbl, respectively. The Company recorded net decreases to oil revenues of $322,000 ($2.44 per Bbl) and $899,000 ($2.32 per Bbl) for the three and nine months ended September 30, 1996, respectively, as a result of its commodity hedges.

Natural Gas. The Company reports average gas prices per Mcf including the net effect of gas hedges. During the three and nine months ended September 30, 1997, none of the Company's gas production was subject to hedging contracts.

    During the three and nine months ended September 30, 1996, the Company reported average gas prices of $1.25 and $1.30 per Mcf, respectively, while realizing average prices, excluding hedging results, of $1.46 and $1.50 per Mcf, respectively. The Company recorded net decreases to gas revenues of $214,000 ($
 .21 per Mcf) and $553,000 ($ .20 per Mcf) for the three and nine months ended September 30, 1996, respectively, as a result of its commodity hedges.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 replaced primary earnings per share ("EPS") with a newly defined basic EPS and modifies the computation of diluted EPS. SFAS No. 128 is effective for periods ending after December 15, 1997. The impact of the adoption of SFAS No. 128 on the Company's earnings per share is expected to be immaterial.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which requires that all items required to be recognized under accounting standards as components of comprehensive income be reported as a part of the basic financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company plans to adopt SFAS No. 130 for the period ended March 31, 1998 and does not expect SFAS No. 130 to have a material effect on reported results.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 but the statement need not be applied to interim financial statements in the initial year of application. The Company does not expect SFAS No. 131 to materially affect the Company's reporting practices.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    The Company and Offshore Energy Development Corporation, a Delaware corporation ("OEDC"), have entered into an agreement by which the Company will acquire all the outstanding OEDC common stock. OEDC is an independent energy company that focuses on the acquisition, exploration, development and production of natural gas in the Gulf of Mexico and on natural gas gathering, processing and marketing activities. OEDC is listed on the Nasdaq National Market under the symbol "OEDC." Based on estimates of OEDC's outside engineers, OEDC's total proved reserves were 5.5 million BOE at December 31, 1996. The Company will issue approximately 5.5 million shares of the Company's common stock equal to 16.2% of the total Company's common stock currently outstanding. The transaction is subject to various conditions, including approval by stockholders of both companies. Special meetings of the Company and OEDC stockholders have been scheduled for December 12, 1997 to consider the transaction.

    The Company and Carrollton Resources, L.L.C., a Louisiana limited liability company ("Carrollton"), have entered into an agreement by which the Company will acquire all the outstanding membership interests of Carrollton. Carrollton is a small independent energy company engaged in the exploration, development and acquisition of onshore oil and gas properties located primarily in the Gulf Coast region, making a good fit with OEDC's area of operations. Based on estimates of Carrollton's outside engineers, Carrollton's total proved reserves were 2.8 million BOE at June 30, 1997. The Company will issue approximately 900,000 shares of the Company's common stock equal to 2.7% of the total Company's common stock currently outstanding. The Company anticipates closing the transaction, which is subject to various conditions, in mid-December 1997.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits


       10.13.3 Second Amendment to Amended and Restated Credit Agreement, dated August 12, 1997, effective as of April 1, 1997, by and among Titan Resources, L.P., The Chase Manhattan Bank, as Administrative Agent, and Financial Institutions now or hereafter parties thereto.

       27       Financial Data Schedule.

   (b) Reports Submitted on Form 8-K:

       None.

                                 SIGNATURE
                                 ---------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TITAN EXPLORATION, INC.



                                By:  /s/ Jack Hightower
                                     -----------------------------------------
                                     Jack Hightower
                                     President and Chief Executive Officer



                                By:  /s/ William K. White
                                     ------------------------------------------
                                     William K. White
                                     Vice President and Chief Financial Officer



Date:  November 7, 1997

                                 EXHIBIT INDEX

Exhibit
  No.                           Description
-------                         -----------
10.13.3 Second Amendment to Amended and Restated Credit Agreement, dated August 12, 1997, effective as of April 1, 1997, by and among Titan Resources, L.P., The Chase Manhattan Bank, as Administrative Agent, and Financial Institutions now or hereafter parties thereto.

  27                   Financial Data Schedule