Form 10-K
period 1997-12-31
TITAN EXPLORATION INC
filed 1998-03-30
CIK 1024645

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           _________________________

                                   FORM 10-K
                           _________________________
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________________ TO _______________

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

                                (915) 498-8600
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                           WHICH REGISTERED
--------------------------------------     -------------------------------------

              None                                          None

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.01 PAR VALUE

                               (Title of Class)

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

  As of March 10, 1998, the Registrant had outstanding 39,654,675 shares of Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 10, 1998, as reported on the Nasdaq National Market, was approximately $113,380,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement for the Registrant's 1998 Annual Meeting of Stockholders to be held on or about May 28, 1998, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1997.

================================================================================

                               TABLE OF CONTENTS
                               -----------------

                                                                          PAGE
                                                                          ----
                                     PART I

Item 1.    Business......................................................    1

Item 2.    Properties....................................................    7

Item 3.    Legal Proceedings.............................................    9

Item 4.    Submission of Matters to a Vote of Security Holders...........   10

Executive Officers of the Registrant.....................................   11

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters...........................................   12

Item 6.    Selected Financial Data.......................................   13

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   14

Item 8.    Financial Statements and Supplementary Data...................   25

Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................   25

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............   26

Item 11.   Executive Compensation........................................   26

Item 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................   26

Item 13.   Certain Relationships and Related Party Transaction...........   26

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-k .........................................   26

Glossary of Oil and Gas Terms.............................................  31

Signatures................................................................  34

Index to Consolidated Financial Statements................................ F-1

                            TITAN EXPLORATION, INC.

                        1997 ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

  Titan Exploration, Inc. (the "Company") is an independent energy company engaged in the exploration, development and acquisition of oil and gas properties. Since its inception in March 1995, the Company has experienced significant growth in reserves, production and cash flow by acquiring and exploiting producing properties primarily in the Permian Basin of west Texas and southeastern New Mexico, the Gulf Coast region and the Gulf of Mexico.

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

  In December 1997, the Company issued 5,486,734 shares of Common Stock in connection with its acquisition of all of the issued and outstanding shares of common stock of Offshore Energy Development Corporation ("OEDC"), an independent energy company that focuses on the acquisition, exploration, development and production of natural gas and on natural gas gathering, processing and marketing activities (the "OEDC Acquisition"). OEDC's integrated operations are conducted in the Gulf of Mexico, where OEDC has interests in 24 lease blocks, all of which are operated by OEDC.

  In December 1997, the Company issued 899,965 shares of Common Stock in connection with its acquisition of all of the issued and outstanding units of membership interests in Carrollton Resources, L.L.C., a small independent energy company engaged in the exploration, development and acquisition of onshore oil and gas properties located primarily in the Gulf Coast region (the "Carrollton Acquisition").

  In December 1997, the Company completed the acquisition of certain oil and gas producing properties from Pioneer Natural Resources USA, Inc., a wholly-owned subsidiary of Pioneer Natural Resources Company ("Pioneer"), for approximately $54.4 million (the "Pioneer Acquisition").

  As of December 31, 1997, the Company had estimated net proved reserves of approximately 30.3 MMBbls of oil and 345.4 Bcf of natural gas, or an aggregate of 527.0 Bcfe with a PV-10 of $435 million. Approximately 68% of these reserves were classified as proved developed. The Company acquired, explored for and developed its reserves for an average reserve replacement cost of approximately $.65 per Mcfe from inception of the Company through December 31, 1997.

  The Company prefers to acquire properties over which it can exercise operating control. The Company operated 797 gross productive wells (710 net productive wells) at December 31, 1997, and these operated properties represented approximately 84% of its proved developed producing PV-10 and 82% of the Company's PV-10 attributable to proved reserves at December 31, 1997. The Company's emphasis on controlling the operation of its properties enables the Company to better manage expenses, capital allocation and other aspects of development and exploration.

  The Company's proved oil and gas properties are located in approximately 100 fields in the Permian Basin and in 24 lease blocks in the Gulf of Mexico and, to a lesser extent, in North and South Louisiana. Approximately 61% of the Company's PV-10 of total proved reserves is concentrated in 12 principal fields located in the Permian Basin. The

Permian Basin is characterized by complex geology with numerous known producing horizons and provides significant opportunities to increase reserves, production and ultimate recoveries through development, exploratory and horizontal drilling, recompletions, secondary and tertiary recovery methods, and use of 3-D seismic and other advanced technologies.

  The Company's strategy is to grow reserves, production and net income per share through (i) the acquisition of producing properties that provide development and exploratory drilling potential, (ii) the exploitation and development of its reserve base, (iii) the exploration for oil and gas reserves and (iv) the implementation and maintenance of a low operating and overhead cost structure.

  The Company was formed in 1996 for the purpose of becoming the holding company for Titan Resources, L.P. ("TRLP") pursuant to the terms of an exchange agreement dated September 30, 1996. TRLP was formed in March 1995 and grew primarily through acquisitions of oil and gas properties and the exploitation of those properties. Under the exchange agreement, effective September 30, 1996,
(i) the limited partners of TRLP transferred all their limited partnership interests to the Company in exchange for an aggregate of 19,318,199 shares of Common Stock, and (ii) the shareholders of Titan Resources I, Inc., a Texas corporation that is the general partner of TRLP, transferred all the issued and outstanding stock of that corporation to the Company in exchange for an aggregate of 231,814 shares of Common Stock. These transactions are referred to as the "Conversion." As a result of the Conversion, Titan Exploration, Inc. owns, directly or indirectly, all the partnership interests in TRLP and conducts its active business operations through TRLP. References to the "Company" are to Titan Exploration, Inc. and its predecessors and subsidiaries, including TRLP.

  The Company is incorporated in the State of Delaware, its principal executive offices are located at 500 West Texas, Suite 500, Midland, Texas 79701, and its telephone number is 915/498-8600.

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

OIL AND GAS MARKETING AND MAJOR CUSTOMERS

  The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and gas. The price received by the Company for its oil and gas production depends on numerous factors beyond the Company's control, including seasonality, the condition of the United States and world economy, particularly the manufacturing sector, foreign imports, political and economic conditions in other oil-producing and gas-producing countries, the actions of OPEC and domestic government regulation, legislation and policies. Decreases in the prices of oil and natural gas could have a material adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. Although the Company is not currently experiencing any significant involuntary curtailment of its oil or gas production, market, economic and regulatory factors may in the future materially affect the Company's ability to sell its oil or gas production.

  For the year ended December 31, 1997, sales to Enron Corp., and its subsidiaries and affiliates, and Western Gas Resources, Inc. were approximately 36% and 12% of the Company's oil and gas revenues, respectively.

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

  The Company's operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to properties of the Company and others. The Company's offshore operations are also subject to the additional hazards of marine operations such as severe weather, capsizing and collision.

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

EMPLOYEES

  As of December 31, 1997, the Company had 94 full-time employees, none of whom is represented by a labor union. Included in the total were 29 administrative employees located in the Company's office in Midland, Texas, eight of whom are involved in the management of the Company. The Company considers its relations with its employees to be good.

OTHER FACILITIES

  The Company currently leases approximately 44,270 square feet of office space in Midland, Texas, where its principal offices are located. This office lease is with an affiliate of Jack Hightower. The Company's principal offices are leased through March 15, 2002. The Company currently leases approximately 8,433 and 3,420 square feet of office space in The Woodlands, Texas and Baton Rouge, Louisiana, respectively, where division offices are located.

TITLE TO PROPERTIES

  The Company received title opinions relating to properties representing 80% of the PV-10 of the 1995 Acquisition, 90% of the PV-10 of the 1996 Acquisition and 54% of the PV-10 of the Pioneer Acquisition. The Company's land department and contract land professionals have reviewed title records of substantially all its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. The Company's Credit Agreement is secured by a first lien on properties that represented at least 80% of the value of the Company's proved oil and gas properties (based on PV-10 as of December 31, 1997). Presently, the Company keeps in force its leaseholds for 37% of its net acreage by virtue of production on that acreage in paying quantities. The remaining acreage is held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

  Such regulation requires permits for drilling operations, drilling bonds and reports concerning operations and imposes other requirements relating to the exploration and production of oil and gas. Such state and federal agencies have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

  The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders is to increase competition within all phases of the gas industry. The United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636, and the Supreme Court has declined to hear the appeal. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

  The price the Company receives from the sale of oil and natural gas liquids is affected by, among other things, the cost of transporting products to market. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Company is not able to predict with certainty the effect, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

ENVIRONMENTAL MATTERS

  The Company's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from the Company's operations. The permits required for various of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violators are subject to fines or injunction, or both. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant material impact on the Company, as well as the oil and gas industry in general. CERCLA and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
RCRA and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting the Company's operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "nonhazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

  Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990, as amended ("OPA"), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate $10 million in financial responsibility. In addition, the OPA currently requires persons responsible for "offshore facilities" to establish $150 million in financial responsibility to cover environmental cleanup and restoration costs likely to be incurred in connection with an oil spill in the waters of the United States. On September 10, 1996, Congress passed legislation that would lower the financial responsibility requirement under OPA to $35 million, subject to increase to $150 million if a formal risk assessment indicates the increase is warranted. The impact of any legislation is not expected to be any more burdensome to the Company than it will be to other similarly situated companies involved in oil and gas exploration and production.

  OPA imposes a variety of additional requirements on "responsible parties" for vessels or oil and gas facilities related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The "responsible parties" include the owner or operator of an onshore facility, pipeline, or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If a party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. OPA establishes a liability limit for offshore facilities (including pipelines) of all removal costs plus $75 million. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill contingency plan. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions.

  In addition, the OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating in the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, pipelines, vehicles and structures. Violations of lease conditions or regulations issued pursuant to OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution.

  The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal (NPDES) permits prohibit or are expected to prohibit within the next year the discharge of produced water and sand, and some other substances related to the oil and gas industry, into coastal waters. Although the costs to comply with zero discharge mandates under federal or state law may be significant, the entire industry will experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's financial conditions and operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

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

  The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on the Company. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to significant liabilities on the part of the Company to the government and third parties and may require the Company to incur substantial costs of remediation. Moreover, the Company has agreed to indemnify sellers of producing properties purchased in each of its substantial acquisitions against environmental claims associated with such properties. No assurance can be given that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect the Company's results of operations and financial condition or that material indemnity claims will not arise against the Company with respect to properties acquired by the Company.

  The Company has acquired leasehold interests in numerous properties that for many years have produced oil and gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of the Company's properties are operated by third parties over whom the Company has no control. Notwithstanding the Company's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, materially adversely impact the Company.

ABANDONMENT COSTS

  The Company is responsible for payment of plugging and abandonment costs on the oil and gas properties pro rata to its working interest. Based on its experience, with the exception of its offshore oil and gas properties, the Company anticipates that the ultimate aggregate salvage value of lease and well equipment located on its properties will exceed the costs of abandoning such properties. There can be no assurance, however, that the Company will be successful in avoiding additional expenses in connection with the abandonment of any of its properties. In addition, abandonment costs and their timing may change due to many factors including actual production results, inflation rates and changes in environmental laws and regulations.

ITEM 2.  PROPERTIES

OIL AND NATURAL GAS RESERVES

  The following table summarizes the estimates of the Company's historical net proved reserves as of December 31, 1997 and 1996, and the present values attributable to these reserves at such dates. The reserve and present value data of the Company were prepared by the Company's independent petroleum consultants.

                                                                   AS OF DECEMBER 31,
                                                                ------------------------
                                                                   1997         1996
                                                                -----------  -----------
                                                                 (dollars in thousands)
ESTIMATED PROVED RESERVES:
   Oil (MBbls)................................................      30,275       19,456
   Gas (MMcf).................................................     345,372      301,378
   MMcfe (6 Mcf per Bbl)......................................     527,022      418,114
Proved developed reserves as a percentage of proved reserves..          68%          66%
PV-10(a)......................................................    $435,127     $537,366
Standardized Measure of Discounted Future Net Cash Flows(b)...    $349,050     $387,863

------------------

(a) The present value of future net revenue attributable to the Company's reserves was prepared using prices in effect at the end of the respective periods presented, discounted at 10% per annum on a pre-tax basis. These amounts reflect the effects of the Company's hedging activities.

(b) The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value of future net revenues after income taxes discounted at 10%. These amounts reflect the effects of the Company's hedging activities.

  In accordance with applicable requirements of the Commission, estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). The average realized prices for the Company's reserves as of December 31, 1997 were $16.11 per Bbl of oil and $1.83 per Mcf of natural gas, compared to average realized prices for the Company's reserves as of December 31, 1996 of $25.09 per Bbl of oil and $2.70 per Mcf of natural gas.

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

PRODUCTIVE WELLS AND ACREAGE

 Productive Wells

  The following table sets forth the Company's productive wells as of December 31, 1997:

                                                            ACTUAL
                                                        --------------
                                                         GROSS      NET
                                                        ------    -----
Oil...................................................   2,138      767
Gas...................................................     392      115
                                                        ------    -----
   Total Productive Wells.............................   2,530      882
                                                        ======    =====

  Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing horizon are counted as one well.

 Acreage Data

  Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof. The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold mineral or other interest as of December 31, 1997.

                   DEVELOPED ACRES   UNDEVELOPED ACRES    TOTAL ACRES
                   ----------------  -----------------  ----------------
                    GROSS     NET     GROSS      NET     GROSS     NET
                   -------  -------  --------  -------  -------  -------
Total............  270,662  124,468   427,773  208,645  698,435  333,113

DRILLING ACTIVITIES

  The following table sets forth the drilling activity of the Company on its properties for the years ended December 31, 1997 and 1996 and for the period from March 31, 1995 (inception) through December 31, 1995.


                      YEAR ENDED DECEMBER 31,
                     ------------------------   PERIOD ENDED
                        1997         1996     DECEMBER 31, 1995
                     -----------  ----------  -----------------
                     GROSS  NET   GROSS  NET    GROSS     NET
                     -----  ----  -----  ---  ---------  ------
Exploratory Wells
  Productive.......    2.0   1.0      -    -        1.0     0.5
  Nonproductive....    2.0   1.8    1.0  0.2        2.0     1.3
                      ----  ----    ---  ---        ---     ---
    Total..........    4.0   2.8    1.0  0.2        3.0     1.8
                      ====  ====    ===  ===        ===     ===
Development Wells
  Productive.......   48.0  17.2    7.0  3.9          -       -
  Nonproductive....    6.0   4.5    1.0  0.2          -       -
                      ----  ----    ---  ---        ---     ---
    Total..........   54.0  21.7    8.0  4.1          -       -
                      ====  ====    ===  ===        ===     ===

NET PRODUCTION, UNIT PRICES AND COSTS

  The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by the Company for the years ended December 31, 1997 and 1996 and for the period from March 31, 1995 (inception) through December 31, 1995.

                                                          YEAR ENDED
                                                         DECEMBER 31,      PERIOD ENDED
                                                       ----------------     DECEMBER 31,
                                                        1997     1996           1995
                                                       -------  -------    -------------
Production
  Oil (MBbls)........................................    1,880      714            30
  Gas (MMcf).........................................   22,104    5,787           245
  Total (MMcfe)......................................   33,385   10,071           425
Average sales price (a):
  Oil (per Bbl)......................................  $ 18.67  $ 19.16        $16.80
  Gas (per Mcf)......................................  $  1.75  $  1.75        $  .97
  Per Mcfe...........................................  $  2.21  $  2.37        $ 1.75

Production costs, including
  production taxes (per Mcfe) (b)....................  $   .65  $   .91        $  .72
General and administrative costs (per Mcfe)..........  $   .16  $   .23        $ 3.64
Depletion, depreciation and amortization
  expenses (per Mcfe)................................  $   .60  $   .57        $  .70

----------------------
(a) Reflects results of hedging activities in 1997 and 1996.
(b) Includes approximately $.09 and $.22 per Mcfe of production costs primarily attributable to necessary rework operations on the 1995 Acquisition and the 1996 Acquisition for the years ended December 31, 1997 and 1996, respectively.

ITEM 3.  LEGAL PROCEEDINGS

  The following is a brief description of certain litigation to which the Company is subject, as a result of assuming the obligations of OEDC. The Company believes it has meritorious defenses to the claims and intends to vigorously defend against such claims. The Company does not believe that it has a probable and estimable loss with respect to any such litigation in excess of currently provided reserves, if any. If such loss becomes probable and estimable, the amount of any recorded liability could have a material adverse effect on the Company's (i) results of operations for the period in which such liability is recorded, (ii) consolidated financial position as a whole and (iii) liquidity and capital resources. However, the Company does not expect that any such liability will have a material adverse effect on its consolidated financial position as a whole or on its liquidity or capital resources. Due to uncertainties inherent in litigation, no assurance can be given to the ultimate outcome of these matters.

  OEDC and certain of its officers and directors, as well as Natural Gas Partners, L.P. ("NGP"), the managing underwriters of OEDC's initial public offering and an analyst from each of the managing underwriters, have been named as defendants in a suit styled Eric Barron and Edward C. Allen, On Behalf of Themselves and all Others Similarly Situated, v. David B. Strassner, Douglas H. Kiesewetter, David R. Albin, Natural Gas Partners, L.P., David Garcia, John J. Myers, Offshore Energy Development Corporation, Morgan Keegan & Company, Inc. and Principal Securities, Inc., which was filed October 20, 1997, in the Texas State District Court of Harris County, Texas, 270th Judicial District. The defendants removed plaintiffs' claims to federal court in the United States Southern District of Texas. Plaintiffs have sought to have the case remanded to the state court. As of March 15, 1998, the federal judge had not decided whether to deny plaintiffs' request for remand. The suit seeks class certification on behalf of certain holders of common stock of OEDC, excluding the defendants and holders related to or affiliated with the defendants. The suit alleges generally that the defendants wrongfully made false or misleading statements or omissions relating to OEDC's business and prospects in the course of OEDC's initial public offering and subsequent thereto. The suit seeks rescission of sales of common stock of OEDC and unspecified monetary damages, including punitive damages.

  OEDC and certain of its officers and directors, as well as NGP, have also been named as defendants in a suit styled John W. Robertson, et al. v. David B. Strassner, Douglas H. Kiesewetter, David R. Albin, Natural Gas Partners, L.P. and Offshore Energy Development Corporation, which was filed February 6, 1998, in the United States Southern District of Texas, Houston Division. This suit mirrors the allegations of the foregoing matter, but adds request for relief under federal securities laws. It, too, seeks certification of a class of certain purchasers of common stock of OEDC. The suit seeks compensatory damages, including rescissory damages, where applicable.

  The Company is seeking to consolidate both of these lawsuits, as the Company
believes the claims are connected.   Plaintiffs in both lawsuits are represented
by the same lawyers.

  The Company is involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) A special meeting of the stockholders of the Company was held in Midland, Texas, at 10:00 a.m., local time, on December 12, 1997.

  (b) The meeting did not involve the election of directors.

  (c) A total of 33,945,798 shares of common stock of the Company were outstanding and entitled to vote at the meeting. Stockholders voted on a proposal to approve the Amended and Restated Agreement and Plan of Merger dated November 6, 1997 among the Company, a subsidiary of the Company and OEDC. The results of the voting were as follows:

                                                    BROKER
              FOR          AGAINST      ABSTAIN    NONVOTES
         ------------      --------     -------   ----------
          30,834,030        11,150       9,800        --

  (d)  Inapplicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Pursuant to Instruction 3 to Item 401(b) of the Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report.

  The following table sets forth certain information concerning the executive officers of the Company as of December 31, 1997:

       NAME          AGE                       POSITION
       ----          ---                       --------

Jack D. Hightower..   49  President and Chief Executive Officer
George G. Staley...   63  Executive Vice President, Exploration
Rodney L. Woodard..   42  Vice President, Engineering
Thomas H. Moore....   53  Vice President, Business Development
Dan P. Colwell.....   53  Vice President, Land
William K. White...   55  Vice President, Finance and Chief Financial Officer
John L. Benfatti...   52  Vice President, Accounting and Controller
Susan D. Rowland...   37  Vice President, Administration and Corporate Secretary

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

  Susan D. Rowland has served as Vice President, Administration and Corporate Secretary of the Company since its formation. From 1986 to 1996, Ms. Rowland served as a corporate officer and administrative manager of a number of companies, including Amber Energy, Inc., Enertex, Inc., Haley Properties, Inc. and United Oil Services, Inc.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock has been publicly traded on the Nasdaq National Market under the symbol "TEXP" since the Company's initial public offering effective December 16, 1996. The following table summarizes the high and low last reported sales prices on Nasdaq for each quarterly period since the Company's initial public offering:

                                                COMMON STOCK
                                              ----------------
                                               HIGH      LOW
                                              -------  -------
1996
   Fourth Quarter (from December 16, 1996)..  $ 12.75   $11.25

1997
   First Quarter............................  $ 14.75   $8.125
   Second Quarter.............. ............    12.125   6.75
   Third Quarter............................    13.00    9.50
   Fourth Quarter...........................    13.875   8.875


  As of March 10, 1998, the Company had 166 registered stockholders and estimates that there were more than 2,000 stockholders (including brokerage firms and other nominees) of the Company's Common Stock.

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


                                                                                            PERIOD MARCH 31, 1995
                                                           YEAR ENDED DECEMBER 31,           (DATE OF INCEPTION)
                                                      --------------------------------             THROUGH
                                                            1997            1996 (a)        DECEMBER 31, 1995 (a)
                                                      -----------------  -------------    --------------------------
                                                       (in thousands, except per share amounts and operating data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues-
    Operating revenues..............................         $  73,827        $  23,824                    $    743
  Expenses:
    Oil and gas production..........................            21,846            9,199                         304
    General and administrative......................             5,372            2,270                       1,546
    Amortization of stock option awards.............             5,053            1,839                         576
    Exploration and abandonment.....................             3,055              184                         490
    Depletion, depreciation and amortization........            19,972            5,789                         299
    Impairment of long-lived assets.................            68,997               --                          --
    Interest........................................             1,524            2,965                          97
    Other...........................................              (258)            (503)                     (1,038)
                                                             ---------        ---------                    --------
        Total expenses..............................           125,561           21,743                       2,274
                                                             ---------        ---------                    --------
    Income (loss) before income taxes...............           (51,734)           2,081                      (1,531)
    Income tax expense (benefit)....................           (18,267)           3,484                          --
                                                             ---------        ---------                    --------
    Net loss........................................         $ (33,467)       $  (1,403)                   $ (1,531)
                                                             =========        =========                    ========
    Net loss per common share (b)...................         $    (.99)       $    (.07)                   $   (.11)
    Net loss per common share -                              $    (.99)       $    (.07)                   $   (.11)
        assuming dilution (b).......................
    Weighted average common shares outstanding......            33,942           19,605                      14,066
CONSOLIDATED STATEMENT OF CASH FLOWS DATA:
  Net cash provided by (used in):
    Operating activities............................         $  46,563        $   7,710                    $ (1,805)
    Investing activities............................          (114,302)        (144,998)                    (47,522)
    Financing activities............................            63,052          137,365                      55,540
OTHER CONSOLIDATED FINANCIAL DATA:
  Capital expenditures..............................         $ 114,377        $ 150,119                    $ 43,770
CONSOLIDATED OPERATING DATA:
Production:
  Oil (MBbls).......................................             1,880              714                          30
  Gas (MMcf)........................................            22,104            5,787                         245
  Total (MMcfe).....................................            33,385           10,071                         425
Average Sales Prices Per Unit (c):
  Oil (per Bbl).....................................         $   18.67        $   19.16                    $  16.80
  Gas (per Mcf).....................................              1.75             1.75                         .97
  Mcfe..............................................              2.21             2.37                        1.75
Expenses per Mcfe:
  Production costs, including production taxes (d)..         $     .65        $     .91                    $    .72
  General and administrative........................               .16              .23                        3.64
  Depletion, depreciation and amortization..........               .60              .57                         .70

                                                                                            PERIOD MARCH 31, 1995
                                                           YEAR ENDED DECEMBER 31,           (DATE OF INCEPTION)
                                                      -----------------------------------          THROUGH
                                                            1997             1996 (a)        DECEMBER 31, 1995 (a)
                                                      -----------------  ---------------  --------------------------
                                                       (in thousands, except per share amounts and operating data)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents.........................         $   1,603        $   6,290                    $  6,213
  Working capital...................................                28            8,124                      11,946
  Oil and gas assets, net...........................           271,920          190,062                      42,861
  Total assets......................................           352,583          207,179                      57,487
  Total debt........................................            85,450            6,500                      20,000
  Stockholders' equity and predecessor capital......           232,421          187,186                      34,585


(a) Certain reclassifications have been made to the 1995 and 1996 amounts to conform to the 1997 presentation.

(b) The net income (loss) per common share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share impact of Statement No. 128, see notes to the consolidated financial statements.

(c) Reflects results of hedging activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(d) Includes approximately $.09 and $.22 per Mcfe of production costs primarily attributable to necessary rework operations on the 1995 Acquisition and the 1996 Acquisition for 1997 and 1996, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company is an independent energy company engaged in the exploration, development and acquisition of oil and gas properties. The Company's strategy is to grow reserves, production and net income per share through (i) the acquisition of producing properties that provide significant development and exploratory drilling potential, (ii) the exploitation and development of its reserve base, (iii) the exploration for oil and gas reserves, (iv) a low operating and overhead structure, and (v) acquiring companies which provide the previously mentioned opportunities. The Company has grown rapidly through the acquisition and exploitation of oil and gas properties, consummating the 1995 Acquisition for a purchase price of approximately $40.6 million, the 1996 Acquisition for approximately $135.7 million and the Pioneer Acquisition for approximately $54.4 million. In addition, the Company issued 5,486,734 shares and 899,965 shares of the Company's common stock in connection with the OEDC acquisition and the Carrollton acquisition, respectively.

  The Company's growth from acquisitions has impacted its financial results in a number of ways. Acquired properties may not have received focused attention prior to sale. After acquisition, certain of these properties required extensive maintenance, workovers, recompletions and other remedial activity that while not constituting capital expenditures may initially increase lease operating expenses. The Company may dispose of certain of the properties it determines are outside the Company's strategic focus. The increased production and revenue resulting from the rapid growth of the Company has required it to recruit and develop operating, accounting and administrative personnel compatible with its increased size. As a result, the Company has incurred and anticipates future increases in its general and administrative expense levels. The Company believes that with its current inventory of drilling locations and the anticipated additional staff it will be well positioned to follow a more balanced program of exploration and exploitation activities to complement its acquisition efforts.

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

IMPACT OF DECLINING CRUDE OIL PRICES

  During the quarter ended December 31, 1997, the posted price of West Texas intermediate crude oil (the "West Texas Crude Oil Price") fell from prices in excess of $20 per barrel to prices of less than $17 per barrel. From December 31, 1997 through March 10, 1998, the West Texas Crude Oil Price ranged from $15.50 to $12.00 per barrel. This decline in prices is thought to be caused primarily by an oversupply of crude oil inventory created, in part, by an unusually warm winter in the United States and Europe, an announced increase in crude oil production quotas for OPEC countries and a possible decline in demand in certain Asian markets.

  If such a decline in the West Texas Crude Oil Price worsens or persists for a protracted period, it could adversely affect the Company's revenues, net income and cash flows from operations. Also, if these prices maintain their present level for an extended time period or decline further the Company may delay or postpone certain of its capital projects.

  If the posted price for West Texas Crude Oil Price remains at current levels or continues to decline, the Company would expect that it may be required to record an additional impairment of its oil and gas properties in 1998. The extent of an impairment, if any, cannot be determined.

YEAR 2000 ISSUES

  The Company has reviewed the effect of the year 2000 issues relating to its information systems. The Company has determined that the year 2000 issues directly related to its information systems will not have a material impact on its business, operations nor its financial position. However, the Company cannot determine what effect, if any, the year 2000 issues affecting its vendors, customers, other businesses and the numerous local, state, federal and other U.S. and foreign governmental entities with which it conducts business or which it is regulated or governed or taxed will have on its business or financial position.

OPERATING DATA

  The following sets forth the Company's historical operating data for the periods indicated:

                                                                                                   PERIOD
                                                                                                MARCH 31, 1995
                                                                                             (DATE OF INCEPTION)
                                                                                                    THROUGH
                                                                YEAR ENDED DECEMBER 31,           DECEMBER 31,
                                                                ----------------------        ------------------
                                                                  1997          1996                1995
                                                                --------     ---------        ------------------
Production:
   Oil (MBbls)..............................................        1,880         714                  30
   Gas (MMcf)...............................................       22,104       5,787                 245
   Total (MMcfe)............................................       33,385      10,071                 425

Average sales price per unit (a):
   Oil (per Bbl)............................................      $ 18.67     $ 19.16              $16.80
   Gas (per Mcf)............................................      $  1.75     $  1.75              $  .97
   Mcfe.....................................................      $  2.21     $  2.37              $ 1.75

Expenses per Mcfe:
   Production costs, including production taxes.............      $   .65     $   .91              $  .72
   General and administrative...............................      $   .16     $   .23              $ 3.64
   Depletion, depreciation and amortization.................      $   .60     $   .57              $  .70

-----------------------
(a)  Reflects results of hedging activities.

RESULTS OF OPERATIONS

  The financial statements of the Company, which began operations on March 31, 1995, include the results of the years ended December 31, 1997 and 1996, and the nine months ended December 31, 1995. As a result of the Company's limited operating history and rapid growth, its financial statements are not readily comparable and may not be indicative of future results. The OEDC Acquisition, the Carrollton Acquisition and the Pioneer Acquisition did not contribute to the 1997 operating results of the Company as the transactions did not close until the end of December 1997.

  Year Ended December 31, 1997

  For the year ended December 31, 1997, the Company's revenues from the sale of oil and gas (excluding the effects of hedging activities) were $34.6 million and $38.7 million, respectively. During the year, the Company produced 1,880 MBbls of oil and 22,104 MMcf of gas, with total oil and gas production of 33,385 MMcfe. The revenues and production are primarily attributable to the 1995 Acquisition, the 1996 Acquisition, and the continued exploitation of the Company's proved properties.

  As a result of hedging activities in the year ended December 31, 1997, oil revenues were increased $551,000 ($.29 per Bbl) and gas revenues were reduced $62,000 ($.003 per Mcf) for a total increase of $489,000.

  Oil and gas production costs, including production taxes, were $21.8 million ($.65 per Mcfe) for the year ended December 31, 1997. These costs included $2.8 million ($.09 per Mcfe) of rework expenses primarily related to the 1995 Acquisition and 1996 Acquisition.

  Exploration and abandonment costs were $3.1 million for the year ended December 31,1997. The costs primarily relate to $1.4 million for the acquisition of seismic data and $1.1 million related to unsuccessful exploratory projects.

  General and administrative expenses were $5.4 million ($.16 per Mcfe) for the year ended December 31, 1997. The Company expects its 1998 general and administrative expenses to increase primarily as the result of the OEDC Acquisition and Carrollton Acquisition.

  For the year ended December 1997, depletion, depreciation and amortization expense was $20.0 million ($.60 per Mcfe). This represents a full year of depletion relating to production for the 1996 Acquisition and depletion related to the exploitation and development expenditures.

  For the year ended December 31, 1997, the Company recognized a pretax impairment related to its long-lived assets of approximately $69 million. The impairment is primarily the result of (i) significantly lower commodity prices as compared to the economics on which the Company acquired certain properties and (ii) downward adjustments of initially expected reserves on acquired and developed properties.

  Interest expense was $1,524,000 for the year ended December 31, 1997. The interest expense was attributable to bank financing incurred to fund capital expenditures.

  Year Ended December 31, 1996

  For the year ended December 31, 1996, the Company's revenues from the sale of oil and gas (excluding the effects of hedging activities) were $15.1 million and $11.1 million, respectively. Of total gross oil and gas revenues, $16.2 million and $9.5 million are attributable to the 1995 Acquisition and the 1996 Acquisition, respectively. During the year, the Company produced 714 MBbls of oil (514 MBbls attributable to the 1995 Acquisition and 186 MBbls attributable to the 1996 Acquisition) and 5,787 MMcf of gas (3,401 MMcf attributable to the 1995 Acquisition and 2,124 MMcf attributable to the 1996 Acquisition), with total oil and gas production of 10,071 MMcfe. The revenues and production are primarily attributable to the 1995 Acquisition since the 1996 Acquisition did not close until October 31, 1996.

  As a result of hedging activities in the year ended December 31, 1996, oil revenues were reduced $1.5 million ($2.10 per Bbl) and gas revenues were reduced $995,000 ($.17 per Mcf) for a total reduction of $2,495,000.

  Oil and gas production costs, including production taxes, were $9.2 million ($.91 per Mcfe) for the year ended December 31, 1996. These costs included $2.2 million ($.22 per Mcfe) of rework expenses of which $945,000 were attributable to the 1995 Acquisition and $1.2 million were attributable to the 1996 Acquisition.

  Exploration and abandonment costs were $184,000 for the year ended December 31, 1996.

  General and administrative expenses were $2.3 million ($.23 per Mcfe) for the year ended December 31, 1996.

  For the year ended December 31, 1996, depletion, depreciation and amortization expense was $5.8 million ($.57 per Mcfe). This represents a full year of depletion, depreciation and amortization relating to production for the 1995 Acquisition and two months of depletion, depreciation and amortization relating to production for the 1996 Acquisition.

  Interest expense was $2,965,000 for the year ended December 31, 1996. The interest expense was attributable to bank financing incurred primarily to fund the 1995 Acquisition and the 1996 Acquisition.

  Nine Months Ended December 31, 1995

  For the nine months ended December 31, 1995, the Company's revenues from the sale of oil and gas were $504,000 and $239,000, respectively. During the period, the Company produced 30 MBbls of oil and 245 MMcf of gas, for a total production of 425 MMcfe. The revenues and production are primarily attributable to the 1995 Acquisition which was consummated December 11, 1995.

   Oil and gas production costs including production taxes, were $304,000 ($.72 per Mcfe) for the nine months ended December 31, 1995.

  Exploration and abandonment costs were $490,000 for the nine months ended December 31, 1995.

  General and administrative expenses were $1.5 million ($3.64 per Mcfe) for the nine months ended December 31, 1995.

  For the nine months ended December 31, 1995, depletion, depreciation and amortization expense was $299,000 ($.70 per Mcfe).

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of capital have been its initial capitalization, private equity sales, bank financing, cash flow from operations and the Company's initial public offering. The 1995 Acquisition was funded with cash from the Company's initial capitalization, additional private equity sales and bank financing. The 1996 Acquisition was principally funded with bank financing, which was repaid with the proceeds from the Company's initial public offering. The OEDC Acquisition and the Carrollton Acquisition were completed by issuing Common Stock in exchange for the equity interest in each entity. The Pioneer Acquisition was funded with bank financing.

  The Company requires capital primarily for the exploration, development and acquisition of oil and gas properties, the repayment of indebtedness and general working capital needs.

  Net Cash Provided by Operating Activities. Net cash provided by operating activities, before changes in operating assets and liabilities, was $43.3 million for the year ended December 31, 1997, compared to $9.8 million for the year ended December 31,1996. The increase was primarily attributable to the cash flow generated by the 1996 Acquisition and from continued exploitation of the Company's proved properties.

  Capital Expenditures. Apart from the Company's expenditure for the Pioneer Acquisition, the Company budgeted for 1997 approximately $27 million for the drilling and recompletion of oil and gas wells and workover projects on its proved properties and approximately $25.2 million for expenditures for geological and geophysical costs, drilling costs and lease acquisition costs on the Company's unproved properties.

  Cash expenditures for additions to oil gas properties were $57.6 million for the year ended December 31, 1997. This includes $11.7 million for the acquisition of oil and gas leases and $45.9 million for development and exploratory drilling.

  The Company requires capital primarily for the exploration, development and acquisition of oil and gas properties, the repayment of indebtedness and general working capital needs.

  The following table sets forth costs incurred by the Company in its exploration, development and acquisition activities during the periods indicated.

                                                Nine Months Ended
                       Year Ended December 31,    December 31,
                       -----------------------  -----------------
                          1997         1996           1995
                       -----------  ----------  -----------------
Development costs....     $ 44,896    $ 12,468            $ 1,580
Exploration costs....        2,856         129                448
Acquisition costs:
Unproved properties..       24,532         802              1,040
Proved properties....      100,871     139,110             40,873
                          --------    --------            -------
Total................     $173,155    $152,509            $43,941
                          ========    ========            =======

  For 1998, the Company expects to spend (i) approximately $25.1 million to drill proved undeveloped properties, (ii) approximately $3.6 million on probable projects, (iii) approximately $9.6 million to explore unproven locations, (iv) approxmiately $15.3 million on development projects following successful exploratory efforts, (v) approximately $10.4 million to acquire additional acreage and seismic, (vi) $16.0 million to fund development of pipeline and processing project investments and (vii) $3.8 million on other items. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data,
(ii) the availability of sufficient capital resources by the Company and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and costs of drilling rigs and crews, (iv) the financial resources and results of the Company, and (v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will encounter, if drilled, recompleted or worked over reservoirs of commercial quantities of natural gas or oil.

  While the Company regularly engages in discussions relating to potential acquisitions of oil and gas properties, the Company has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of oil and gas properties and interests in its normal course business. Any future acquisitions may require additional financing and will be dependent upon financing which may be required in the future to fund the Company's acquisition and drilling programs.

  Capital Resources. The Company's primary capital resources are net cash provided by operating activities and the availability under the Credit Agreement, of which $80.6 million was available at December 31, 1997. The Pioneer Acquisition of $54.4 million was funded with proceeds from the Credit Agreement.

  Credit Agreement. The Credit Agreement established a four year revolving credit facility, up to the maximum amount of $250 million, subject to a borrowing base to be redetermined semi-annually by the lenders based on certain proved oil and gas reserves and other assets of the Company. The borrowing base at December 31, 1997 was $165 million. To the extent that the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by the Company ratably within 180 days, by either prepaying a portion of the outstanding amounts under the Credit Agreement or pledging additional collateral to the lenders. A portion of the credit facility is available for the issuance of up to $15.0 million of letters of credit, of which $275,000 was outstanding at December 31, 1997. All outstanding amounts under the Credit Agreement are due and payable in full on January 1, 2001. The Company's outstanding long-term debt under the Credit Agreement was $84.1 million on December 31, 1997.

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

  Liquidity and Working Capital. At December 31, 1997, the Company had $1.6 million of cash and cash equivalents as compared to $6.3 million at December 31, 1996. The Company's ratio of current assets to current liabilities was 1.00 at December 31, 1997, compared to 2.03 at December 31, 1996. Due principally to a reduction in cash as a result of an intentional change in the way the Company manages its operating accounts, the Company's working capital decreased $8.1 million from $8.1 million at December 31, 1996 to $28,000 at December 31, 1997.

  Unsecured Credit Agreement. In April 1997, the Company entered into a credit agreement (the "Unsecured Credit Agreement") with Texas Commerce Bank National Association (the "Bank"), which establishes a revolving credit facility, up to the maximum of $5 million. All outstanding amounts pursuant to the Unsecured Credit Agreement are due and payable in full on or before December 31, 1999. Proceeds of the Unsecured Credit Agreement are utilized to fund short-term needs (less than thirty days). The Company had no outstanding debt under the Unsecured Credit Agreement at December 31, 1997.

  The interest rate of amounts outstanding under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable laws. Interest rates generally are the bank's cost of funds plus 1% per annum.

OTHER MATTERS

  Stock Options and Compensation Expense

  In connection with the Conversion, the Company issued options to purchase 3,631,350 shares of Common Stock to certain of its officers and employees in substitution for options issued by Titan Resources, L.P. Of the options issued by the partnership approximately 93% were issued on March 31, 1995, the date of inception, and approximately 7% were issued as of September 30, 1996. The options issued by the Company have an exercise price of $2.08 per share.
Options to purchase 1,991,627 shares of Common Stock are currently vested and an additional 1,208,557 and 426,881 shares will vest on March 31 of each of 1998 and 1999, respectively. Based in part on selling prices of interests in the partnership in December 1995 and September 1996, the Company expected to record a noncash compensation expense of approximately $421,000 per month for a period of 39 months beginning in October of 1996 to reflect the estimated value of the revised option plan on September 30, 1996. Noncash compensation expense recorded for the years ended December 31, 1997 and 1996 was $5,053,000 and $1,839,000, respectively, and $576,000 for the period ended December 31, 1995. During the years ended December 31, 1997 and 1996 the Company issued additional stock options of 259,000 and 85,000, respectively, for which no deferred compensation was recorded as these options had no implicit value when issued.

  Hedging Activities

  The Company uses swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. The Company is party to various agreements with numerous counterparties for purposes of utilizing financial instruments, of which the Company assesses the creditworthiness of its counterparties. Among other counterparties, the Company has utilized Enron Capital & Trade Resources Corp. (an affiliate of a significant stockholder of the Company) as a counterparty. Settlement of gains or losses on the hedging transactions was generally based on the difference between the contract price and a formula using New York Mercantile Exchange ("NYMEX") or other major indices related prices and was reported as a component of oil and gas revenues as the associated production occurs. The Company, at December 31, 1997, had entered into hedging transactions with respect to approximately 6,196 MMcfe of its 1998 estimated production. Subsequent to December 31, 1997 and through March 10, 1998, the Company has entered into additional hedging transactions, relating to its 1998 estimated production, of approximately 4,265 MMcfe at prices ranging from $2.08 to $2.35 per Mcf. See "Risk Factors-Risk of Hedging Activities."

  Crude Oil. The Company reports average oil prices per Bbl including the net effect of oil hedges. During the year ended December 31, 1997, the Company reported average oil prices of $18.67 per Bbl, while realizing average prices, excluding hedging results, of $18.38 per Bbl. The Company recorded net increases to oil revenues of $551,000 ($.29 per Bbl) for the year ended December 31, 1997, as a result of its commodity hedges.

  During the year ended December 31, 1996, the Company reported average oil prices of $19.16 per Bbl, while realizing average prices, excluding hedging results, of $21.26 per Bbl. The Company recorded a reduction to oil revenues of $1.5 million ($2.10 per Bbl) for the year ended December 31, 1996, as a result of its commodity hedges.

  Natural Gas. The Company reports average gas prices per Mcf including the net effect of gas hedges. During the year ended December 31, 1997, the Company reported average gas prices of $1.75 per Mcf. The Company recorded a reduction of $62,000 to gas revenues, which had no significant effect on the average gas price, for the year ended December 31, 1997, as a result of its commodity hedges.

  During the year ended December 31, 1996, the Company reported average gas prices of $1.75 per Mcf, while realizing average prices, excluding hedging results, of $1.92 per Mcf. The Company recorded net decreases to gas revenues of $995,000 ($.17 per Mcf) for the year ended December 31, 1996, as a result of its commodity hedges.

  Natural Gas Balancing

  In the natural gas industry, various working interest partners produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position at December 31, 1997 was 32,863 Mcf. Under terms of typical natural gas balancing agreements, the underproduced party can take a certain percentage, typically 25% to 50% of the overproduced party's entitled share of gas sales in future months, to eliminate such imbalances. During the make-up period, the overproduced party's cash flow will be adversely affected. The Company recognizes revenue and imbalance obligations under the entitlements method of accounting, which means that the Company recognizes the revenue to which it is entitled and records a liability with respect to the value of the overproduced gas.

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

  Nevertheless, changes in existing environmental laws or in interpretations thereof could have a significant adverse impact on the operating costs of the Company, as well as the oil and gas industry in general. See "Risk Factors-Compliance with Environmental Regulations," "Business and Properties-Environmental Matters" and "Business and Properties-Abandonment Costs."

  Recently Issued Accounting Standards

  In June 1997, FASB issued FAS No. 130, "Reporting Comprehensive Income" which requires that all items required to be recognized under accounting standards as components of comprehensive income be reported as a part of the basic financial statements. FAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company plans to adopt FAS No. 130 for the period ended March 31, 1998 and does not expect FAS No. 130 to have a material effect on reported results.

  In June 1997, FASB issued FAS No. 131, "Disclosures about Segments of Enterprise and Related Information" which established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 but the statement need not be applied to interim financial statements in the initial year of application. Titan does not expect FAS No. 131 to materially affect its reporting practices.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The Company or its representatives may make forward looking statements, oral or written, including statements in this report, press releases, public and private forums and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells the Company anticipates drilling through 1998 in connection with its capital expenditure plans and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, the ability of the Company to successfully integrate the business and operations of acquired companies, government regulations and other factors including but not limited to those set forth among the risk factors noted below or in the description of the Company's business in Item 1 of this report. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

RISK FACTORS

  Volatility of Oil and Gas Prices. The Company's revenues, operating results and future rate of growth are highly dependent upon the prices received for the Company's oil and gas. Historically, the markets for oil and gas have been volatile and may continue to be volatile in the future. Revenues generated from the oil and gas operations of the Company will be highly dependent on the future prices of oil and gas. Various factors beyond the control of the Company will affect prices of oil and gas, including but not limited to the worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulations and taxes and the overall economic environment. On March 10, 1998, the posted price for West Texas Intermediate Crude was $12.00 per Bbl, as posted by the Company's major purchaser. On December 31, 1997, the posted price for West Texas Intermediate Crude was $15.50 per Bbl, as posted by the Company's major purchaser. The Company is unable to predict the long-term effects of these and other conditions on the prices of oil. Moreover, it is possible that prices for any oil the Company produces will be lower than current prices received by the Company. Historically, the market for natural gas has been volatile and is likely to continue to be volatile in the future. Prices for natural gas are subject to wide fluctuation in response to market uncertainty, changes in supply and demand and a variety of additional factors, all of which are beyond the Company's control. On March 10, 1998, estimated natural gas prices received by the Company at the wellhead averaged $1.52 per Mcf. On December 31, 1997, natural gas prices received by the Company at the wellhead averaged $1.84 per Mcf. Lower oil and gas prices may reduce the amount of oil and gas the Company can produce economically. Any significant decline in the price of oil or gas would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's oil and gas properties.

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

  The Company's rapid growth has placed significant demands on its administrative, operational and financial resources. Any future growth of the Company's oil and gas reserves, production and operations would place significant further demands on the Company's financial, operational and administrative resources. The Company's future performance and profitability will depend in part on its ability to successfully integrate the administrative and financial functions of acquired properties and companies into the Company's operations, to hire additional personnel and to implement necessary enhancements to its management systems to respond to changes in its business. There can be no assurance that the Company will be successful in these efforts. The inability of the Company to integrate acquired properties and companies, to hire additional personnel or to enhance its management systems could have a material adverse effect on the Company's results of operations.

  Substantial Capital Requirements. The Company makes, and will continue to make, substantial capital expenditures for the exploration, development, acquisition and production of its oil and gas reserves. The Company intends to finance such capital expenditures primarily with funds provided by operations and borrowings under its $250 million Credit Agreement, which currently has a borrowing base of $165 million, against which $92.6 million had been drawn as of March 10, 1998. In 1995, the Company spent approximately $40.6 million on its first large property acquisition, in 1996, approximately $135.7 million on its second large property acquisition, and in 1997, approximately $54.4 million on its third large property acquisition. In 1997, the Company issued (i) 5,486,734 shares of Common Stock in connection with the acquisition of OEDC, which focuses on the exploration, development and production of natural gas and on natural gas gathering, processing and marketing activities, primarily in the Gulf of Mexico, and (ii) 899,965 shares of Common Stock in connection with the acquisition of Carrollton Resources, L.L.C., a small independent energy company engaged in the exploration and development of onshore oil and gas properties located primarily in the Gulf Coast region. The Company's direct capital expenditures for oil and gas producing activities, excluding property acquisitions, were $46.1 million and $12.6 million for the years ended December 31, 1997 and 1996, respectively, and $2.0 million for the nine months ended December 31, 1995.

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

  Drilling and Operating Risks. Drilling activities are subject to many risks, including well blow outs, cratering, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gases and other environmental hazards and risks, any of which could result in substantial losses to the Company. The Company's offshore operations are also subject to the additional hazards of marine operations such as severe weather, capsizing and collision. In addition, the Company incurs the risk that no commercially productive reservoirs will be encountered through its drilling operations. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment in wells drilled. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce net reserves to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond its control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages and delays in the delivery of equipment and services.

  Acquisition Risks. The Company's rapid growth since its inception in March 1995 has been largely the result of acquisitions of producing properties. The Company expects to continue to evaluate and pursue acquisition opportunities available on terms management considers favorable to the Company. The successful acquisition of producing properties involves an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment of the subject properties, the Company performs a review it believes to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. The Company generally assumes preclosing liabilities, including environmental liabilities, and generally acquires interests in the properties on an "as is" basis. With respect to its acquisitions to date, the Company has no material commitments for capital expenditures to comply with existing environmental requirements. There can be no assurance that the Company's acquisitions will be successful. Any unsuccessful acquisition could have a material adverse effect on the Company.

  Risk of Hedging Activities. The Company's use of energy swap arrangements and other financial instruments to reduce its sensitivity to oil and gas price volatility is subject to a number of risks. If the Company's reserves are not produced at the rates estimated by the Company due to inaccuracies in the reserve estimation process, operational difficulties or regulatory limitations, the Company would be required to satisfy obligations it may have under fixed price sales and hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of its own production. Further, the terms under which the Company enters into fixed price sales and hedging contracts are based on assumptions and estimates of numerous factors such as cost of production and pipeline and other transportation costs to delivery points. Substantial variations between the assumptions and estimates used by the Company and actual results experienced could materially adversely affect the Company's anticipated profit margins and its ability to manage the risk associated with fluctuations in oil and gas prices. Additionally, fixed price sales and hedging contracts limit the benefits the Company will realize if actual prices rise above the contract prices. In addition, fixed price sales and hedging contracts are subject to the risk that the counter-party may prove unable or unwilling to perform its obligations under such contracts. Any significant nonperformance could have a material adverse financial effect on the Company. As of December 31, 1997, 6,196 MMcfe of the Company's 1998 production was subject to hedging contracts.

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

  Compliance with Environmental Regulations. The Company's operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. The implementation of new, or the modification of existing, laws or regulations could have a material adverse affect on the Company. Discharge of oil, gas or other pollutants into the air, soil or water may give rise to significant liabilities on the part of the Company to the government and third parties and may require the Company to incur substantial costs of remediation. Moreover, the Company has agreed to indemnify sellers of producing properties purchased in each of its substantial acquisitions against environmental claims associated with such properties. No assurance can be given that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect the results of operations or financial condition of Company or that material indemnity claims will not arise against the Company with respect to properties acquired by it.

  Dependance on Key Personnel. The Company's success has been and will continue to be highly dependent on Jack Hightower, its Chairman of the Board and Chief Executive Officer, and a limited number of other senior management personnel. Loss of the services of Mr. Hightower or any of those other individuals could have a material adverse effect on the Company's operations. The Company maintains a $3.0 million key man life insurance policy on the life of Mr. Hightower, but no other senior management personnel. In addition, as a result of the Company's acquisitions, the Company has significantly increased its number of employees and employed 94 employees at December 31, 1997. As the Company increases its workforce, it will face competition for such personnel from other companies. There can be no assurance that the Company will be successful in hiring or retaining key personnel. The Company's failure to hire additional personnel or retain its key personnel could have a material adverse effect on the Company.

  Competition. The Company operates in the highly competitive areas of oil and gas exploration, development, acquisition and production with other companies, many of which have substantially larger financial resources, staffs and facilities. In seeking to acquire desirable producing properties or new leases for future exploration and in marketing its oil and gas production, the Company faces intense competition from both major and independent oil and gas companies. Many of these competitors have financial and other resources substantially in excess of those available to the Company. This highly competitive environment could have a material adverse affect on the Company.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement (the "1998 Proxy Statement") for its annual meeting of stockholders to be held on or about May 28, 1998. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 1997.

  Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is incorporated herein by reference to the 1998 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the 1998 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

  The information required by this item is incorporated herein by reference to the 1998 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1997.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Consolidated Financial Statements:

         See Index to Consolidated Financial Statements on page F-1.

     2.  Financial Statement Schedules:

         See Index to Consolidated Financial Statements on page F-1.

     3. Exhibits: The following documents are filed as exhibits to this report:

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------

    2.1 -- Exchange Agreement and Plan of Reorganization (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

    2.2 -- Amended and Restated Agreement and Plan of Merger, dated as of November 6, 1997, among Titan Exploration, Inc., Titan Offshore, Inc. and Offshore Energy Development Corporation (included as Appendix I to the Joint Proxy Statement/Prospectus forming a part of the Company's Registration Statement on S-4, Registration No. 333-40215, and incorporated herein by reference).

    2.3 -- Agreement and Plan of Merger, dated as of November 4, 1997, among Titan Exploration, Inc., Titan Bayou Bengal Holdings, Inc. and Carrollton Resources, L.L.C. (filed as Exhibit 2.3 to the Company's Registration Statement on S-4 Registration No. 333-40215 incorporated herein by reference).

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

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------

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

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------

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

  10.18 -- Office Lease, dated April 10, 1997, between Fasken Center, Ltd. and Titan Exploration, Inc. (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-4, Registration No. 333-40215 incorporated herein by reference).

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

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------

  10.25 -- First Amendment to Amended and Restated Credit Agreement, dated May 12, 1997, among Titan Resources, L.P., The Chase Manhattan Bank, as Administrative Agent, and Financial Institutions now or thereafter parties thereto (filed as Exhibit 10.13.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference).

  10.26 -- Form of Guaranty Agreement among The Chase Manhattan Bank, as Administrative Agent, Financial Institutions now or thereafter parties thereto and Titan Exploration, Inc., Titan Resources I, Inc. and Titan Resources Holdings, Inc. (filed as Exhibit 10.13.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference).

  10.27 -- Second Amendment to Amended and Restated Credit Agreement, dated August 12, 1997, effective as of April 1, 1997, by and among Titan Resources, L.P., The Chase Manhattan Bank, as Administrative Agent, and Financial Institutions now or thereafter parties thereto (filed as Exhibit 10.13.3 to the Company's Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference).

  10.28 -- Form of Stockholders Voting Agreement, dated November 6, 1997, between Titan Exploration, Inc. and the executive officers and directors of Offshore Energy Development Corporation (filed as
            Exhibit 10.24 to the Company's Registration Statement on S-4, Registration No. 333-40215, and incorporated herein by reference).

  10.29 -- Stockholders Voting Agreement, dated November 6, 1997, between Titan Exploration, Inc. and Natural Gas Partners, L.P. (filed as Exhibit
            10.25 to the Company's Registration Statement on S-4, Registration No. 333-40215, and incorporated herein by reference).

  10.30 -- Master Promissory Note, dated March 6, 1997, between Titan Resources, L.P. and Texas Commerce Bank National Association (filed as Exhibit 10.25 to the Company's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference).

  10.31 -- Letter Agreement, dated November 6, 1997, among Titan Exploration, Inc. and certain stockholders of Titan Exploration, Inc. (filed as Exhibit 10.29 to the Company's Registration Statement on S-4, Registration No. 333-40215, and incorporated herein by reference).

     21  -- Subsidiaries of the Registrant.

   27.1  -- Financial Data Schedule.

   27.2  -- Restated Financial Data Schedule.

   27.3  -- Restated Financial Data Schedule.

(b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-K:

         Form 8-K dated December 29, 1997 (Date of Event: December 12, 1997), which reported the consummation of the OEDC Acquisition, the Carrollton Acquisition and the Pioneer Acquisition.

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

  "Bcfe" means billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

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

  "Horizontal drilling" means a drilling technique that permits the operator to contact and intersect a larger portion of the producing horizon than conventional vertical drilling techniques and can result in both increased production rates and greater ultimate recoveries of hydrocarbons.

  "MBbls" means thousands of barrels of oil.

  "Mcf" means thousand cubic feet of natural gas.

  "Mcfe" means 1,000 cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

  "MMBbls" means millions of barrels of oil.

  "MMBOE" means millions of barrels of oil equivalent on a 6:1 basis.

  "MMcf" means million cubic feet of natural gas.

  "MMcfe" means million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

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

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of March 10, 1998.


                                        TITAN EXPLORATION, INC.

                                        Registrant


                                        By:     /s/ Jack Hightower
                                           -------------------------------------
                                           Jack Hightower
                                           President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 10, 1998, by the following persons on behalf of the Registrant and in the capacity indicated.


 /s/ Jack Hightower
------------------------------------------------------------
Jack Hightower
President, Chief Executive Officer and Chairman of the Board



 /s/ George G. Staley
------------------------------------------------------------
George G. Staley
Executive Vice President, Exploration and Director



 /s/ William K. White
------------------------------------------------------------
William K. White
Vice President, Finance and Chief Financial Officer



 /s/ David R. Albin
------------------------------------------------------------
David R. Albin
Director



 /s/ Kenneth A. Hersh
------------------------------------------------------------
Kenneth A. Hersh
Director



 /s/ William J. Vaughn, Jr.
------------------------------------------------------------
William J. Vaughn, Jr.
Director

       ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Consolidated Financial Statements of Titan Exploration, Inc.

  Independent Auditors' Report                                              F-2

  Consolidated Balance Sheets as of December 31, 1997 and 1996              F-3

  Consolidated Statements of Operations for the years ended December 31,
       1997 and 1996 and the period March 31, 1995 (date of inception)
       through December 31, 1995                                            F-4

  Consolidated Statements of Stockholders' Equity and Predecessor
       Capital for the year ended December 31, 1997 and 1996 and the period March 31, 1995 (date of inception) through December 31,
       1995                                                                 F-5

  Consolidated Statements of Cash Flows for the year ended December 31,
       1997 and 1996 and the period March 31, 1995 (date of inception)
       through December 31, 1995                                            F-6

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Exploration, Inc. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 and the period from March 31, 1995 (date of inception) through December 31, 1995, in conformity with generally accepted accounting principles.



                                     KPMG PEAT MARWICK LLP

Midland, Texas
March 6, 1998

                            TITAN EXPLORATION, INC.

                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                                   December 31,
                                                                                              -----------------------
                                      ASSETS                                                      1997        1996
                                                                                              ----------    ---------
Current assets:
  Cash and cash equivalents                                                                     $  1,603    $  6,290
  Restricted investment                                                                            2,331         -
  Accounts receivable:
     Oil and gas                                                                                  13,663       8,533
     Other                                                                                         2,900         931
  Prepaid expenses and other current assets                                                        1,155         266
                                                                                                --------    --------
           Total current assets                                                                   21,652      16,020
                                                                                                --------    --------
 Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting                      366,105     195,686
  Other property and equipment                                                                     2,421         319
  Accumulated depletion, depreciation and amortization                                           (94,387)     (5,666)
                                                                                                --------    --------
                                                                                                 274,139     190,339
Investments in affiliates and others                                                              55,900         -

Other assets, net of accumulated amortization of $413 in 1997 and $203 in 1996                       892         820
                                                                                                --------    --------
                                                                                                $352,583    $207,179
                                                                                                ========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities:
     Trade                                                                                      $ 16,421    $  7,112
     Accrued interest                                                                                307         -
     Other                                                                                         4,896         784
                                                                                                --------    --------
           Total current liabilities                                                              21,624       7,896
                                                                                                --------    --------
Long-term debt                                                                                    85,450       6,500
Other liabilities                                                                                  2,720       1,772
Deferred income tax payable                                                                       10,368       3,825
Stockholders' equity:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding         -           -
  Common Stock, $.01 par value, 60,000,000 shares authorized; 40,332,497 and 33,941,513
   shares issued and outstanding at December 31, 1997 and 1996, respectively                         403         339
  Additional paid-in capital                                                                     277,500     203,411
  Treasury stock, at cost; 55,000 shares at December 31, 1997                                       (504)        -
  Deferred compensation                                                                          (10,108)    (15,161)
  Retained deficit                                                                               (34,870)     (1,403)
                                                                                                --------    --------
          Total stockholders' equity                                                             232,421     187,186
                                                                                                --------    --------
Commitments and contingencies (Note 7)
                                                                                                $352,583    $207,179
                                                                                                ========    ========


See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                     Consolidated Statements of Operations
                (in thousands, except share and per share data)

                                                                                                           Period
                                                                                                       March 31, 1995
                                                                                                     (date of inception)
                                                                           Year ended December 31,         through
                                                                          -------------------------     December 31,
                                                                              1997         1996             1995
                                                                          ------------  -----------  -------------------
Revenues -
  Oil and gas sales                                                          $ 73,827     $ 23,824        $   743
                                                                             --------     --------        -------
Expenses:
  Oil and gas production                                                       21,846        9,199            304
  General and administrative                                                    5,372        2,270          1,546
  Amortization of stock option awards                                           5,053        1,839            576
  Exploration and abandonment                                                   3,055          184            490
  Depletion, depreciation and amortization                                     19,972        5,789            299
  Impairment of long-lived assets                                              68,997          -              -
                                                                             --------     --------        -------
        Total expenses                                                         124,295       19,281         3,215
                                                                             --------     --------        -------
        Operating income (loss)                                                (50,468)       4,543        (2,472)
                                                                             --------     --------        -------
Other income (expense):
  Interest income                                                                 190          424            699
  Interest expense                                                             (1,524)      (2,965)           (97)
  Gain (loss) on sale of assets                                                    58          (65)           244
  Management fees - affiliate                                                      10          144            242
  Loss on commodity derivative contracts                                          -            -             (147)
                                                                             --------      -------        -------
       Income (loss) before income taxes                                      (51,734)       2,081         (1,531)
                                                                             --------     --------        -------
 Income tax expense (benefit)                                                 (18,267)       3,484            -
                                                                             --------     --------        -------
       Net loss                                                              $(33,467)    $ (1,403)       $(1,531)
                                                                             ========     ========        =======
       Net loss per common share                                                $(.99)       $(.07)       $  (.11)
                                                                             ========     ========        =======
       Net loss per common share - assuming dilution                            $(.99)       $(.07)       $  (.11)
                                                                             ========     ========        =======

See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

    Consolidated Statements of Stockholders' Equity and Predecessor Capital
                                 (in thousands)


                                                             Additional                                             Total
                                       Predecessor   Common    Paid-in    Treasury     Deferred      Retained   Stockholders'
                                         Capital     Stock     Capital      Stock    Compensation    Deficit        Equity
                                       ------------  ------  -----------  ---------  -------------  ----------  --------------
Balance at March 31, 1995               $      -      $ -     $     -     $   -      $      -        $    -        $    -
  Capital contributions                     35,540      -           -         -             -             -          35,540
  Deferred compensation                      3,072      -           -         -          (2,496)          -             576
  Net loss                                  (1,531)     -           -         -             -             -          (1,531)
                                          --------    ----     --------     -----      --------      --------      --------
Balance at December 31, 1995                37,081      -           -         -          (2,496)          -          34,585
  Sale of interest in predecessor            5,000      -           -         -             -             -           5,000
  September 30, 1996 stock plan                -        -        14,504       -         (14,504)          -             -
  Common stock issued                                  144      147,021       -             -             -         147,165
  Deferred compensation                        -        -           -         -           1,839           -           1,839
  Net loss                                     -        -           -         -             -          (1,403)       (1,403)
  Transfer of predecessor capital
   and issuance of common stock
   pursuant to the Offering                (42,081)    195       41,886       -             -             -             -
                                          --------    ----     --------     -----      --------      --------      --------
Balance at December 31,1996                    -       339      203,411       -         (15,161)       (1,403)      187,186
  Stock options exercised                      -        -             9       -             -             -               9
  Tax benefit of stock options
   exercised                                   -        -             6       -             -             -               6
  Common stock issued                          -        -           (41)      -             -             -             (41)
  Acquisitions for common stock                -        64       74,115       -             -             -          74,179
  Purchase of treasury stock                   -        -           -       (504)           -             -            (504)
  Deferred compensation                        -        -           -         -           5,053           -           5,053
  Net loss                                     -        -           -         -             -         (33,467)      (33,467)
                                          --------    ----     --------    -----       --------      --------      --------
Balance at December 31, 1997              $    -      $403     $277,500    $(504)      $(10,108)     $(34,870)     $232,421
                                          ========    ====     ========    =====       ========      ========      ========

See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                     Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                                           Period
                                                                                                       March 31, 1995
                                                                                                     (date of inception)
                                                                           Year ended December 31,         through
                                                                          -------------------------     December 31,
                                                                              1997          1996            1995
                                                                          -----------    ---------   -------------------
Cash flows from operating activities:
  Net loss                                                                  $ (33,467)   $  (1,403)       $ (1,531)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
       Depletion, depreciation and amortization                                19,972        5,789             299
       Impairment of long-lived assets                                         68,997          -               -
       Amortization of stock option awards                                      5,053        1,839             576
       Dry holes and abandonments                                               1,053           21             434
       (Gain) loss on sale of assets                                              (58)          65            (244)
       Deferred income taxes                                                  (18,267)       3,484             -
     Changes in assets and liabilities, excluding acquisitions:
       Increase in accounts receivable                                         (1,595)      (7,311)         (2,153)
       Increase in prepaid expenses and other current assets                     (463)        (145)           (121)
       Increase in other assets                                                   (96)        (516)           (724)
       Increase in accounts payable and accrued liabilities                     5,434        5,887           1,659
                                                                            ---------    ---------        --------
            Total adjustments                                                  80,030        9,113            (274)
                                                                            ---------    ---------        --------
            Net cash provided by (used in) operating activities                46,563        7,710          (1,805)
                                                                            ---------    ---------        --------
Cash flows from investing activities:
  Purchase of short-term investment                                               -            -            (5,000)
  Redemption of short-term investment                                             -          5,000             -
  Acquisition of oil and gas properties                                       (54,733)    (134,413)        (39,881)
  Payments for acquisition, net of cash acquired                                 (715)         -               -
  Additions to oil and gas properties                                         (57,568)     (15,488)         (3,788)
  Additions to other property and equipment                                    (1,361)        (218)           (101)
  Proceeds from sale of assets                                                     75          121           1,248
                                                                            ---------    ---------        --------
           Net cash used in investing activities                             (114,302)    (144,998)        (47,522)
Cash flows from financing activities:
  Proceeds from the issuance of long-term debt                                156,038      162,500          28,000
  Payments of long-term debt                                                  (92,450)    (176,000)         (8,000)
  Capital contributions                                                           -          3,700          35,540
  Proceeds from initial common stock offering                                     -        148,376             -
  Direct costs of initial common stock offering                                   (41)      (1,211)            -
  Exercise of stock options                                                         9          -               -
  Purchase of treasury stock                                                     (504)         -               -
                                                                            ---------    ---------        --------
           Net cash provided by financing activities                           63,052      137,365          55,540
                                                                            ---------    ---------        --------
           Net increase (decrease) in cash and cash equivalents                (4,687)          77           6,213
Cash and cash equivalents, beginning of period                                  6,290        6,213             -
                                                                            ---------    ---------        --------
Cash and cash equivalents, end of period                                    $   1,603    $   6,290        $  6,213
                                                                            =========    =========        ========

See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995


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

   Prior to the Conversion, the Company had no issued or outstanding shares of common stock and there was no public market for the General Partner's common stock. All shares of the Company issued in the Conversion were issued to the shareholders of the General Partner or to the limited partners of the Partnership. The combination of the Company, the General Partner and the Partnership is treated as a combination of entities under common control because of the 100% commonality of control between the Company subsequent to the Conversion and the Partnership prior to the Conversion. All partners of the Partnership were party to the exchange of shares in the Conversion. Consequently, the accompanying consolidated financial statements have given effect to the Conversion as if it were a pooling of interests. Revenues and costs arising from transactions between the two predecessor entities (the General Partner and the Partnership) have been eliminated. The following table sets forth revenues and net income with respect to the two predecessor entities (in thousands):

                                                                                              Period
                                                                                          March 31, 1995
                                                                                        (date of inception)
                                                                     Year ended               through
                                                                    December 31,           December 31,
                                                                        1996                   1995
                                                                    ------------        -------------------
       Revenues:
        General Partner                                                $   -                  $   680
        Partnership                                                     23,968                    985
        Intercompany eliminations                                          -                     (680)
                                                                       -------                -------
                                                                       $23,968                $   985
                                                                       =======                =======
       Net income (loss):
        General Partner                                                $   (66)               $    (9)
        Partnership                                                      1,502                 (1,522)
        The Company                                                     (2,839)                   -
                                                                       -------                -------
                                                                       $(1,403)               $(1,531)
                                                                       =======                =======

                            TITAN EXPLORATION, INC.

   The Company is an independent energy company engaged primarily in the exploration, development and acquisition of oil and gas properties. Since its inception in March 1995, the Company has experienced significant growth, primarily through the acquisition of companies and oil and gas properties and the exploitation of these properties in the Permian Basin region of west Texas and southeastern New Mexico, Gulf Coast region and the Gulf of Mexico.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in corporate joint ventures and partnerships where the Company has ownership interest of less than 50% are accounted for on the equity method. All investments with an ownership interest of less than 20% and no significant control are accounted for on the cost method. All material intercompany accounts and transactions have been eliminated in the consolidation.

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

                            TITAN EXPLORATION, INC.

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

   Impairment of Long-Lived Assets

   The Company follows the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting and other identifiable intangible assets, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, on a depletable unit basis, is less than the carrying amount of such assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

   The Company accounts for long-lived assets to be disposed of at the lower of their carrying amount or fair value less cost to sell once management has committed to a plan to dispose of the assets.

   Net Income (Loss) per Common Share

   In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when appropriate, restated to conform to the FAS 128 requirements. For the periods prior to the Offering, the weighted average shares outstanding attributable to predecessor capital are the shares issued to the predecessor members upon Conversion.

                            TITAN EXPLORATION, INC.

   Income Taxes

   The Company follows the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

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

   The Company uses the entitlements method of accounting for natural gas revenues. Under this method, revenues are recognized based on the Company's proportionate share of actual sales of natural gas. Natural gas revenues would not have been significantly altered in any period had the sales method of recognizing natural gas revenues been utilized. The Company has a net asset of approximately $318,000 recorded in other assets and a net liability of approximately $508,000 in other liabilities at December 31, 1997 and December 31, 1996, respectively, associated with gas balancing recorded.

   The Company recognizes marketing revenue net of the cost of gas and third-party delivery fees as service is provided.

   Stock-based Compensation

   The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, the Company has only adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). See
Note 13 for the pro forma disclosures of compensation expense determined under the fair-value provisions of FAS 123.

                            TITAN EXPLORATION, INC.

   Treasury Stock

   Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.

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

   The Company periodically enters into commodity derivative contracts in order to hedge the effect of price changes on commodities the Company produces and sells. Gains and losses on contracts that are designed to hedge commodities are included in income recognized from the sale of those commodities. Gains and losses on derivative contracts which do not qualify as hedges are recognized in each period based on the market value of the related instrument.

   Interest Rate Swap Agreements

   The Company enters into interest rate swap agreements to effectively convert a portion of its floating-rate borrowings into fixed rate obligations. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense. At December 31, 1997, the Company was not subject to any interest rate swap agreements.

   Reclassifications

   Certain reclassifications have been made to the 1995 and 1996 amounts to conform to the 1997 presentation.

                            TITAN EXPLORATION, INC.

(3)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following table presents the carrying amounts and estimated fair values of the Company's financial instruments (in thousands):

                                                                                December 31,
                                                   ----------------------------------------------------------------------
                                                                  1997                                1996
                                                   ----------------------------------  ----------------------------------
                                                       Carrying            Fair            Carrying            Fair
                                                        Amount            Value             Amount            Value
                                                   ----------------  ----------------  ----------------  ----------------
Financial assets:
 Cash and cash equivalents                                  $ 1,603           $ 1,603            $6,290            $6,290
 Restricted investments                                       2,331             2,331               -                 -

Financial liabilities:
 Debt:
   Line of credit                                            84,100            84,100             6,500             6,500
   Other                                                      1,350             1,350               -                 -

 Off-balance sheet financial instruments (see
   Note 17):
     Commodity price hedges                                     -               1,683               -                 -

   Cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

   Restricted investments. The fair value of noncurrent investments is based on quoted market prices.

   Debt. The carrying amount of long-term debt approximates fair value because the Company's current borrowing rate does not materially differ from market rates for similar bank borrowings.

   Commodity price hedges. The fair market values of commodity derivative instruments are estimated based upon the current market price of the respective commodities at the date of valuation. It represents the amount which the Company would be required to pay or able to receive based upon the differential between a fixed and a variable commodity price as specified in the hedge contracts.

                            TITAN EXPLORATION, INC.

(4) DEBT

    Debt consists of the following (in thousands):

                                                  December 31,
                                           --------------------------
                                             1997               1996
                                           -------             ------
       Line of credit                      $84,100             $6,500
       Unsecured line of credit                -                  -
       Other                                 1,350                -
                                           -------             ------
                                           $85,450             $6,500
                                           =======             ======
   Line of Credit

   On October 31, 1996, the Company entered into a credit agreement (the "Credit Agreement") with Chase Securities, Inc. which establishes a four year revolving credit facility, up to the maximum amount of $250 million subject to a borrowing base. All amounts outstanding are due and payable in full by January 1, 2001. The borrowing base, which was $165 million at December 31, 1997, is subject to redetermination semiannually by the lenders based on certain proved oil and gas reserves and other assets of the Company with the next redetermination date scheduled for April 1, 1998.

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

   At the Company's option, borrowings under the Credit Agreement bear interest at either (i) the "Base Rate" (i.e. the higher of the agent's prime commercial lending rate, or the federal funds rate plus 0.5% per annum), or (ii) the Eurodollar rate plus a margin ranging from 1% to 1.50% per annum, which margin increases as the level of the Company's aggregate outstanding borrowings under the Credit Agreement increases. The interest rates in effect at December 31, 1997 ranged from 6.97% to 8.50%.

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

   Unsecured Credit Agreement

   In April 1997, the Company entered into a credit agreement, as amended, (the "Unsecured Credit Agreement") with Texas Commerce Bank National Association (the "Bank"), an affiliate of Chase Securities, Inc., which establishes a revolving credit facility, up to the maximum of $5 million. All outstanding amounts pursuant to the Unsecured Credit Agreement are due and payable in full on or before December 31, 1999. The interest rate of each loan under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and

                            TITAN EXPLORATION, INC.

the Bank. The rate shall not exceed the maximum interest rate permitted under applicable laws. Interest rates generally are at the bank's cost of funds plus 1% per annum.

   Maturities of debt are as follows (in thousands):

      1997                                          $     -
      1998                                                -
      1999                                                -
      2000                                                -
      2001                                            85,450

(5)  ACQUISITIONS

   On December 12,1997, the Company completed the acquisitions of all the outstanding stock of Offshore Energy Development Corporation ("OEDC") and Carrollton Resources, L.L.C. ("Carrollton"). The acquisitions were made by the issuance of 5,486,734 and 899,965 shares of the Company's common stock to the stockholders of OEDC and Carrollton, respectively. The results of operations of OEDC and Carrollton from the closing date are not included in the Company's 1997 results of operations as the acquisitions closed in late December 1997, and the amounts are not material.

   The acquisitions, accounted for on the purchase method, resulted in the following noncash investing activities:

                                            OEDC              Carrollton
                                           -------            ----------
                                                 (in thousands)
   Recorded amount of assets acquired      $104,818            $ 19,494
   Liabilities assumed                      (22,383)             (2,219)
   Deferred income tax liability            (19,040)             (5,776)
   Common stock issued                      (62,849)            (11,330)
                                           --------            --------
   Cash costs, net of cash acquired        $    546            $    169
                                           ========            ========

   The liabilities assumed include amounts recorded for preacquisition contingencies and bank debt of OEDC and Carrollton.

                            TITAN EXPLORATION, INC.

   On December 16, 1997, the Company completed the acquisition of certain oil and gas properties from Pioneer Natural Resources Company (the "Pioneer Acquisition"). The Company funded the acquisition from its debt facilities.
The results of operations from the Pioneer Acquisition from the closing date are not included in the Company's 1997 results of operations as the amounts are not material. The acquisition of these oil and gas properties, accounted for using the purchase method, resulted in the following noncash investing activities:

      Recorded amount of assets acquired, including
       receivables of $2,760,683                         $55,794,243
      Liabilities assumed                                 (1,061,330)
                                                         -----------
       Cash paid                                         $54,732,913
                                                         ===========

   Included in assets recorded is a $224,785 long-term receivable recorded as a purchase price adjustment related to the Pioneer Acquisition for a gas imbalance receivable.

   On October 31, 1996, the Company completed the acquisition of certain oil and gas properties from a major integrated company (the "1996 Acquisition"). The Company funded the acquisition from its debt facilities. The acquisition of these oil and gas properties, accounted for using the purchase method, resulted in the following noncash investing activities:

      Recorded amount of assets acquired, including
       receivables of $300,187                           $135,983,556
      Liabilities assumed                                  (1,570,490)
                                                         ------------
       Cash paid                                         $134,413,066
                                                         ============

   Included in receivables assumed is a $300,187 long-term receivable recorded as a purchase price adjustment related to the 1996 Acquisition for a gas imbalance. It is shown net of other gas imbalance liabilities in the consolidated financial statements. Liabilities assumed are amounts recorded as purchase price adjustments related to the 1996 Acquisition for potential environmental remediation.

   On December 11, 1995, the Company completed the acquisition of certain oil and gas properties from a large independent oil and gas company (the "1995 Acquisition"). The Company funded the acquisition from its debt facilities. The total consideration paid for the properties was $39,881,094. The acquisition of these oil and gas properties, accounted for using the purchase method, resulted in the following noncash investing activities:

      Recorded amount of assets acquired, including
        receivables of $396,719                          $40,992,065
      Liabilities assumed                                 (1,110,971)
                                                         -----------
      Cash paid                                          $39,881,094
                                                         ===========

   Included in liabilities assumed is a $963,898 long-term liability recorded as a purchase price adjustment related to the 1995 Acquisition for a gas imbalance liability.

   Pro Forma Results of Operations (Unaudited)

   The following table reflects the pro forma results of operations for the years ended December 31, 1997 and 1996 as though the 1996 Acquisition, the Pioneer Acquisition and the OEDC and Carrollton acquisitions had

                            TITAN EXPLORATION, INC.

occurred as of January 1, 1996 and as if the Conversion had taken place on January 1, 1996. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (in thousands).

                                                 Year ended December 31,
                                             --------------------------------
                                                1997                   1996
                                             ----------              --------
      Revenues                               $105,016               $102,975
      Net income (loss)                       (40,897)                17,125
      Net income (loss) per common share        (1.01)                   .43
      Net income (loss) per common share -
        assuming dilution                       (1.01)                   .41

(6)    INVESTMENTS

   Dauphin Island Gathering Partners

   The Company has a one percent investment in Dauphin Island Gathering Partners ("DIGP"), which owns a natural gas gathering system in the Gulf of Mexico, that is accounted for using the equity method. The Company's investment in DIGP is the result of the acquisition of OEDC. The Company has been delegated, by the operator of DIGP, to manage the commercial development and construction activities of DIGP through November 1999, and the Company will be paid $22,910 per month plus .5% of all construction costs of DIGP.

   The Company's interest in DIGP will increase up to a maximum of 11.15% when its DIGP partners receive the return of their investment plus a 10% rate of return, subject to certain other conditions.

   The Company's cost basis in DIGP exceeds the underlying historical net assets of DIGP by approximately $18,964,000 at December 31, 1997. The excess basis will be amortized over 30 years and included in the equity in income (loss) from DIGP.

   Mobile Bay Processing Partners

   The Company owns a 1% general partnership interest in Mobile Bay Processing Partners ("MBPP") which was formed for the purpose of constructing, owning and operating, or providing financing for one or more natural gas processing facilities onshore in Mobile County, Alabama. The Company's investment in MBPP is the result of the acquisition of OEDC. The Company accounts for its investment in MBPP on the equity method. According to estimates of the managing partner of MBPP the operations of the first construction in MBPP is expected to commence in the fourth quarter of 1998. The Company has an option to buy up to an additional 24.3% interest in MBPP, exercisable until the third anniversary of the commencement of commercial operations at MBPP's initial processing facility. The costs of the additional partnership interest will be equal to the historical book value of the plant reduced for depreciation on the date the option is exercised and increased by 12% per year.

   The Company's cost basis in MBPP exceeds the underlying historical net assets of MBPP by approximately $32,591,000 at December 31, 1997. The excess basis will be amortized over 25 years, upon commencement of the first operations of MBPP, and included in the equity in income (loss) from MBPP.

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


     Other

     The Company has a 13.33% limited partnership interest in Asia-Pacific Refinery Investment, L.P. ("APRI"), which is carried at cost. APRI is involved in the construction and operation of a refinery unit. The Company has no responsibility to provide additional funds to APRI.

(7)  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company has non-cancelable operating leases for office facilities. The Company's non-cancellable operating lease for its Midland, Texas offices is with an entity controlled by an officer of the Company. Future minimum lease commitments under non-cancellable operating leases at December 31, 1997 are as follows (in thousands):

                              Total              Affiliate
                            --------             ---------
   1998                     $501,219              $376,295
   1999                      376,295               376,295
   2000                      376,295               376,295
   2001                      376,295               376,295
   2002                       94,231                94,231

     Lease expense during 1997 and 1996 was $200,474 and $110,625, respectively, all incurred with an affiliate.

     Litigation

     The following is a brief description of certain litigation to which the Company is subject, as a result of assuming the obligations of OEDC. The Company believes it has meritorious defenses to the claims and intends to vigorously defend against such claims. The Company does not believe that it has a probable and estimable loss with respect to any such litigation in excess of currently provided reserves, if any. If such loss becomes probable and estimable, the amount of any recorded liability could have a material adverse effect on the Company's (i) results of operations for the period in which such liability is recorded, (ii) consolidated financial position as a whole and (iii) liquidity and capital resources. However, the Company does not expect that any such liability will have a material adverse effect on its consolidated financial position as a whole or on its liquidity or capital resources. Due to the uncertainties inherent in litigation, no assurance can be given to the ultimate outcome of these matters.

     OEDC and certain of its officers and directors, as well as Natural Gas Partners, L.P. ("NGP"), the managing underwriters of OEDC's initial public offering and an analyst from each of the managing underwriters, have been named as defendants in a suit styled Eric Barron and Edward C. Allen, On behalf of Themselves and all Others Similarly Situated, v. David B. Strassner, Douglas H. Kiesewetter, David R. Albin, Natural Gas Partners, L.P., David Garcia, John J. Myers, Offshore Energy Development Corporation, Morgan Keegan & Company, Inc. and Principal Securities Inc., which was filed October 20, 1997, in the Texas State District Court of Harris County, Texas 270th Judicial District. The defendants removed plaintiffs' claims to federal court in the United States Southern District of Texas. Plaintiffs have sought to have the case remanded to the state court. As of this date, the federal judge has not decided whether to deny plaintiffs' request for remand. The suit seeks class certification on behalf of certain holders of common stock of OEDC, excluding the defendants and holders related to or affiliated


                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

with the defendants. The suit alleges generally that the defendants wrongfully made false or misleading statements or omissions relating to OEDC's business and prospects in the course of OEDC's initial public offering and subsequent thereto. The suit seeks rescission of sales of common stock of OEDC and unspecified monetary damages, including punitive damages.

     OEDC and certain of its officers and directors, as well as NGP, have also been named defendants in a suit styled John W. Robertson, et al. v. David B. Strassner, Douglas H. Kiesewetter, David R. Albin, Natural Gas Partners, L.P. and Offshore Energy Development Corporation, which was filed February 6, 1998, in the United States Southern District of Texas, Houston Division. This suit mirrors the allegations of the foregoing matter, but adds request for relief under federal securities laws. It, too, seeks certification of a class of certain purchasers of common stock of OEDC. The suit seeks compensatory damages, including rescissory damages, where applicable.

     The Company is seeking to consolidate both of these lawsuits as the Company believes the claims are connected. Plaintiffs in both lawsuits are represented by the same lawyers.

     The Company is involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     Letters of Credit

     At December 31, 1997, the Company had outstanding letters of credit of $275,000, which are issued through the Credit Agreement.

(8)  STATEMENTS OF CASH FLOWS

     Interest expense of $1,524,576 and $3,062,656 was paid as of December 31, 1997 and 1996, respectively. No interest was paid in 1995.

     During 1996, a $1,300,000 noncash contribution of interests in oil and gas properties was made in exchange for interest in the Company. Also at December 31, 1996, a $341,250 noncash property addition was recorded as a purchase price adjustment related to the Conversion.

(9)  Restricted Investments

     The Company carries a $3.0 million Gulf of Mexico area-wide abandonment bond with the Minerals Management Service, which is secured by cash balances currently invested in certificates of deposit at a commercial bank. The sum on deposit related to this area-wide abandonment bond is approximately $2.3 million at December 31, 1997. The deposit was released to the Company in February 1998.

(10) Common Stock

     On December 16, 1996, the Company completed an initial public offering (the "Offering") of 14,391,500 shares of common stock at a price of $11.00 per share. Proceeds received, net of related expenses, were approximately $148,376,365.



                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements



     In May 1997, the Company announced a plan to repurchase up to $25 million of the Company's common stock. The repurchase will be made periodically, depending on market conditions, and will be funded with cash flow from operations and, as necessary, borrowings under the Credit Agreement. At December 31, 1997, the Company had purchased 55,000 shares of its common stock for approximately $504,000. Subsequent to December 31, 1997 and through March 10, 1998, the Company purchased an additional 630,000 shares of its common stock for approximately $5.3 million.

(11) INCOME TAXES

     Upon Conversion, the Company became a tax paying entity for U.S. Federal income tax purposes. At the date of Conversion, the book basis of the Company's assets and liabilities exceeded the tax basis by approximately $8,566,000, resulting in a deferred tax liability of approximately $2,998,000.

     The reconciliation between the tax expense computed by multiplying pretax income (loss) by the U.S. federal statutory rate and the reporting amounts of income tax expense (benefit) is as follows:

                                                                                                          Period
                                                                                                      March 31, 1995
                                                                                                    (date of inception)
                                                                                                          through
                                                                  Year ended December 31,              December 31,
                                                           ------------------------------------    ---------------------
                                                                  1997                1996                 1995
                                                           ------------------  ------------------  ---------------------
                                                                                  (in thousands)

Income (loss) at statutory rate                                    $(18,107)             $   728              $  (536)
Operations of related partnerships taxable to the
    respective partners, prior to the Conversion                         --                 (242)                 536
Deferred income tax expense to record difference
    between book and tax basis of net assets upon
    Conversion                                                           --                2,998                   --
State income taxes, net of Federal benefit                             (167)                  --                   --
Other                                                                     7                   --                   --
                                                                    -------              -------              -------

Income tax expense (benefit)                                       $(18,267)             $ 3,484              $    --
                                                                   ========              =======              =======


                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                                                December 31,
                                                                    ------------------------------------
                                                                           1997               1996
                                                                    -----------------   ----------------
                                                                               (in thousands)
      Deferred tax assets:
         Net operating loss                                                $12,953             $1,458
         Compensation, principally due to accrual for financial
          reporting purposes                                                 2,405                644
                                                                           -------             ------

              Total gross deferred tax assets                               15,358              2,102
                                                                           -------             ------

      Deferred tax liabilities:
         Oil and gas properties, principally due to differences in
          basis upon acquisition, depletion, and the deduction of
          intangible drilling costs for tax purposes                        25,726              5,927
                                                                           -------             ------


              Total gross deferred tax liabilities                          25,726              5,927
                                                                           -------             ------

              Net deferred tax liability                                   $10,368             $3,825
                                                                           =======             ======

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

     At December 31, 1997, the Company has net operating loss carryforwards ("NOLs") for U.S. federal income tax purposes of approximately $37,000,000, which are available to offset future regular taxable income, if any. Of the Company's NOLs approximately $16,500,000 related to pre-acquisition NOLs which are subject to annual limitations on their utilization. The carryforwards begin to expire in 2011.

(12) RELATED PARTY TRANSACTIONS

     For the years ended December 31, 1997 and 1996, the Company received $9,656 and $144,167, respectively, for administrative services from a related party. During 1995 revenue received was $241,563.

     Financial advisory service fees of $185,854 were paid to two shareholders during 1996. For the period March 31, 1995 (date of inception) through December 31, 1996, $428,958 were paid to two shareholders and two affiliates of shareholders. The contracts underlying the financial advisory service fees were terminated December 16, 1996 pursuant to the contracts.

     Director's fees of $45,000, $10,000 and $20,833 were paid during 1997, 1996 and 1995, respectively.

     The Company, in 1995, has recorded in other assets approximately $425,000 of organization costs which were paid to related parties for consulting and advisory fees. These costs are being amortized over a period of five years.

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


     Certain properties that were owned or controlled by certain shareholders were acquired by the Company for $100,000, $21,708 and $1,142,000 in 1997, 1996
and 1995, respectively, which approximates the predecessor cost of the properties.

     During 1997, 1996 and 1995, the Company received (paid) approximately $551,000, ($635,000) and ($147,000) from (to) Enron Capital and Trade Corp., an affiliate of a significant stockholder of the Company relating to financial instruments associated, primarily, with the Company's hedging activities.

     The Company regularly uses certain aircraft owned by an affiliate. The Company is billed for any use of such aircraft by Company personnel. Payments made for the use of such aircraft were $3,371 and $17,348 for the years ended December 31, 1997 and 1996, respectively, and $4,140 for the period ended March 31, 1995 (date of inception) through December 31, 1995.

     The President, Chief Executive Officer and Chairman of the Board of the Company, and certain of his affiliates have a common ownership interest in oil and gas properties that are operated by the Company and, in accordance with a standard industry operating agreement, make payments to the Company of leasehold costs and lease operating and supervision charges. These payments were approximately $88,473 and $229,332 for the years ended December 31, 1997 and 1996, respectively, and $12,000 for period March 31, 1995 (date of inception) through December 31, 1995. Revenue received in connection with these oil and gas properties was $16,098 and $6,868 for the years ended December 31, 1997 and 1996, respectively. These interests were owned by the Chief Executive Officer and his affiliates prior to the formation of the Company on March 31, 1995.

(13) COMPANY OPTION PLANS

     Stock Option Plan

     Prior to the consolidation of Titan Exploration, Inc., Titan Resources, L.P. established a unit option plan (the "Plan") for certain officers and key employees of the Partnership and the General Partner. On September 30, 1996, upon the consolidation of Titan Exploration, Inc., the Plan was replaced by a new stock option plan the ("Stock Plan"). The Stock Plan provides for the issuance of 3,631,350 options to acquire common stock of the Company, in four separate series with a fixed exercise price of $2.08. Option A series, covering 2,410,728 shares of common stock, was to vest at a rate of one-third of the options at each of the dates of March 31, 1996, 1997 and 1998; Option B, C, and D series cover 387,265, 406,390, and 426,967 shares of common stock, respectively. Options B, C and D series each vest on March 31, 1997, 1998 and 1999, respectively. Deferred compensation was recorded based on the value of the Company's common stock on September 30, 1996, and will be amortized to expense over a 39 month period. Deferred compensation of approximately $17,576,000 (before reduction by amounts previously amortized to expense under the Plan, as described above) was recorded at September 30, 1996. At December 31, 1997, unamortized deferred compensation was $10,106,919.

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

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


     Participants in the 1996 Incentive Plan are selected by the Board of Directors or such committee of the Board as is designated by the Board to administer the 1996 Incentive Plan (the Compensation Committee of the Board of Directors) from among those who hold positions of responsibility with the Company and whose performance, in the judgment of the Compensation Committee, can have a significant effect on the success of the Company. An aggregate of 850,000 shares of Common Stock have been authorized and reserved for issuance pursuant to the 1996 Incentive Plan. These options vest ratable on each of the first through fourth anniversaries of the grant date.

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

     OEDC Stock Awards Plan

     Pursuant to the OEDC merger agreement the Company converted the outstanding stock options of OEDC to stock options of the Company at the agreed common stock exchange rate. At December 31, 1997, there are 118,175 and 340,200 options to purchase shares of the Company common stock at $5.73 and $19.05 per share, respectively. All options were exercisable at December 31, 1997.



                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


     The Company applies APB 25 and related interpretations in accounting for its stock option plans. If compensation expense for the stock option plans had been determined consistent with Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation ("FAS 123"), the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below :

                                                                                                         Period
                                                                                                     March 31, 1995
                                                                                                   (date of inception)
                                                                  For the year ended                     through
                                                                     December 31,                     December 31,
                                                       ----------------------------------------  -----------------------
                                                              1997                 1996                   1995
                                                       -------------------  -------------------  -----------------------
                                                                   (in thousands, except per share amounts)

     Net loss                                               $(39,123)             $(1,744)                $(1,454)
     Net loss per common share                                 (1.15)                (.09)                   (.10)
     Net loss per share - assuming dilution                    (1.15)                (.09)                   (.10)

     The pro forma net loss and pro forma net loss per share amounts noted above are not likely to be representative of the pro forma amounts to be reported in future years. The pro forma amounts for 1996 and 1995 reflect the initial phase-in of FAS 123. Pro forma adjustments in future years will include compensation expense associated with the options granted in 1997, 1996 and 1995 plus compensation expense associated with any options awarded in future years. As a result, such pro forma compensation expense is likely to be higher than the levels experienced in 1997, 1996 and 1995.

     Under FAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995:

                                                        1997                   1996                   1995
                                                ---------------------  ---------------------  ---------------------
     Risk-free interest rate                           5.25%                  6.15%                  6.00%
     Expected life                                        7                    3.0                    4.5
     Expected volatility                                 46%                    52%                    52%
     Expected dividend yield                              -                      -                      -

                                                                     (Continued)

     A summary of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and changes during the periods ended on those dates is presented below:

                                                                                            Period
                                                                                        March 31, 1995
                                                                                     (date of inception)
                                           Year ended              Year ended              through
                                        December 31, 1997      December 31, 1996      December 31, 1995
                                      ---------------------  ----------------------  --------------------
                                                   Weighted                Weighted              Weighted
                                        Number     Average      Number     Average     Number    Average
                                       of Shares    Price     of Shares     Price    of Shares    Price
                                      -----------  --------  -----------   --------  ---------   --------

Stock options:
 Outstanding at beginning
  of period                            3,716,350     $ 2.28    3,387,674      $1.50          --        --
   Options granted - initial plan             --         --      243,676      $1.50          --        --
   Options canceled/forfeited                 --         --   (3,631,350)     $1.50          --        --
   OEDC options assumed                  458,375     $15.61          --          --          --        --
   Options exercised                      (4,285)    $ 2.08          --          --          --        --
   Options granted                       259,000     $10.95    3,716,350      $2.28   3,387,674     $1.50
                                      ----------             -----------             ----------
 Outstanding at end of year            4,429,440               3,716,350              3,387,674
                                      ==========             ===========             ==========
 Exercisable at end of year            2,470,133                 803,576                     --
                                      ==========             ===========             ==========
Weighted average fair value of
 options granted during the year      $    10.95                   $5.27             $     0.75
                                      ==========             ===========             ==========

     Options outstanding as of December 31, 1997 have expected lives ranging from 2 to 9 years with exercise prices ranging from $2.08 to $19.05 per share.

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


(14) NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net loss per common share :


                                                                                                      Period
                                                                                                  March 31, 1995
                                                                                                (date of inception)
                                                                                                      through
                                                            Year ended December 31,                December 31,
                                                    ---------------------------------------   -----------------------
                                                            1997                 1996                   1995
                                                    -------------------  -------------------  -----------------------
                                                                             (in thousands)
   Numerator:
     Net loss and numerator for basic and diluted
      net loss per common share - income
      available to common stockholders                   $  (33,467)           $ (1,403)              $ (1,531)
                                                         ==========            ========               ========
   Denominator:
     Denominator for basic net loss per common
      share - weighted average common shares                 33,942              19,605                 14,066
     Effect of dilutive securities - employee
        stock options                                           --                  --                     --
                                                         ----------            --------                --------
     Denominator for diluted net loss per common
        share - adjusted weighted average common
        shares and assumed conversions                       33,942              19,605                 14,066
                                                         ==========            ========               ========

   Basic net loss per common share                       $     (.99)           $   (.07)              $   (.11)
                                                         ==========            ========               ========

   Diluted net loss per common share                     $     (.99)           $   (.07)              $   (.11)
                                                         ==========            ========               ========

     Employee stock options to purchase 4,429,440, 3,716,350 and 3,387,674 shares of common stock were outstanding during 1997, 1996 and 1995, respectively, but were not included in the computation of diluted net loss per common share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company or (ii) the Company had a loss from continuing operations and, therefore, the effect would be antidilutive.


                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


(15) 401(k) PLAN

     The Company has established a qualified cash or deferred arrangement under IRS code section 401(k) covering substantially all employees. Under the plan, the employees have an option to make elective contributions of a portion of their eligible compensation, not to exceed specified annual limitations, to the plan and the Company has an option to match a portion of the employee's contribution. The Company has made matching contributions to the plan totaling $110,981, $23,034 and $8,199 in 1997, 1996 and 1995, respectively.

(16) MAJOR CUSTOMERS

     The following purchasers accounted for 10% or more of the Company's oil and gas sales for the years ended December 31, 1997, 1996 and the period March 31, 1995 (date of inception) through December 31, 1995:

                                                 1997          1996        1995
                                                 ----          ----        ----
   Purchaser A (a)                                36%           43%          --
   Purchaser B                                    12%            7%          --

--------------------------------
(a) Purchaser A is an affiliate of Enron Corp., a significant stockholder of the Company.

(17) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes various swap contracts and other financial instruments to hedge the effect of price changes on future oil and gas production. The following table sets forth the future volumes hedged by year and the range of prices to be received based upon the fixed price of the individual swap contracts and other financial instruments outstanding at December 31, 1997:


                                                Oil                 Gas
                                               Volume              Volume            Price per
         Year                                 (MBbls)             (MMcfs)             Mcf/Bbl
         ----                                 -------             -------            ---------
   Oil production - 1998                         31                 --                 $23.36
   Gas production - 1998                         --               6,010            $1.95 to $2.75

(18) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company, in accordance with FAS 121, estimated expected future cash flows of its oil and gas properties by amortization unit and compared the amounts determined to the carrying amount of its oil and gas properties to determine if the carrying amount was recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Company adjusted the carrying amount of those oil and gas properties to their estimated fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of this process, the Company recognized an impairment of approximately $69 million related to its oil and gas properties during 1997. No impairment was determined to exist during the year ended December 31, 1996 or the period March 31, 1995 (date of inception) through December 31, 1995.

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


(19) UNAUDITED SUPPLEMENTARY INFORMATION

     Capitalized Costs

                                                                                  December 31,
                                                                  --------------------------------------------
                                                                          1997                   1996
                                                                  ---------------------  ---------------------
                                                                                (in thousands)

   Oil and gas properties:
      Proved oil and gas properties                                           $341,072               $194,699
      Unproved properties                                                       25,033                    987
                                                                              --------               --------
                                                                               366,105                195,686
      Accumulated depletion                                                    (94,185)                (5,624)
                                                                              --------               --------

      Net capitalized costs for oil and gas properties                        $271,920               $190,062
                                                                              ========               ========

   Costs Incurred

                                                                                                Period
                                                                                            March 31, 1995
                                                                                          (date of inception)
                                                                                                through
                                                         Year ended December 31,             December 31,
                                                 --------------------------------------  ---------------------
                                                      1997                  1996                  1995
                                                 ----------------  --------------------  ---------------------
                                                           (in thousands)
   Property acquisition costs:
      Proved                                             $100,871              $139,110               $40,873
      Unproved                                             24,532                   802                 1,040
   Exploration                                              2,856                   129                   448
   Development                                             44,896                12,468                 1,580
                                                         --------              --------               -------

                                                         $173,155              $152,509               $43,941
                                                         ========              ========               =======

     Reserve Quantity Information

   The estimates of proved oil and gas reserves, which are located principally in the United States and offshore Gulf of Mexico, were prepared by independent petroleum consultants as of December 31, 1997 and 1996, and the Company as of December 31, 1995. Reserves were estimated in accordance with guidelines established by the SEC and FASB which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The Company has presented the reserve estimates utilizing an oil price of $16.11, $25.09 and $17.66 per Bbl and a gas price of $1.83, $2.70 and $1.38 per Mcf as of December 31, 1997, 1996 and 1995, respectively.

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

   Oil And Gas Producing Activities

                                                    Oil and                 Natural
                                                Condensate (MBbls)        Gas (MMcf)
                                                ------------------       ------------
Total Proved Reserves:
   Balance, March 31, 1995                                 -                      -
       Extensions and discoveries                          108                 33,724
       Purchases of minerals-in-place                    6,068                101,516
       Production                                          (30)                  (245)
                                                        ------                -------

   Balance, December 31, 1995                            6,146                134,995
       Purchases of minerals-in-place                      704                    264
       Revision of previous estimates                      101                 47,031
       Production                                         (388)                (2,725)
                                                        ------                -------

   Balance, September 30, 1996                           6,563                179,565
       Purchases of minerals-in-place                   12,510                109,381
       Revision of previous estimates                      709                 15,494
       Production                                         (326)                (3,062)
                                                        ------                -------

   Balance, December 31, 1996                           19,456                301,378
       Purchases of minerals-in-place                    7,128                 43,501
       Extensions and discoveries                           20                 40,633
       Revision of previous estimates                    5,551                (18,036)
       Production                                       (1,880)               (22,104)
                                                        ------                -------

   Balance, December 31, 1997                           30,275                345,372
                                                        ======                =======
   Proved Developed Reserves:
       March 31, 1995                                      -                      -
       December 31, 1995                                 5,945                 45,470
       September 30, 1996                                6,252                 54,119
       December 31, 1996                                16,024                180,161
       December 31, 1997                                23,604                219,307

     Standardized Measure Of Discounted Future Net Cash Flows

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


                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


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

                                                                                                   Period
                                                                                               March 31, 1995
                                                                                             (date of inception)
                                                                                                   through
                                                             Year ended December 31,            December 31,
                                                     ------------------------------------   ---------------------
                                                          1997                 1996                  1995
                                                     ----------------  -------------------  ---------------------
                                                                          (in thousands)
   Future:
      Cash inflows                                       $ 1,121,526          $ 1,300,863        $  270,965
      Production and development costs                      (392,475)            (348,705)          (95,490)
      Future income taxes                                   (153,100)            (264,904)          (45,754)
                                                          ----------          -----------        ----------
          Future net cash flows                              575,951              687,254           129,721
   10% annual discount for estimated timing of
    cash flows                                              (226,901)            (299,391)       $  (63,369)
                                                         -----------          -----------        ----------

   Standardized measure of discounted net cash
    flows                                                $   349,050          $   387,863        $   66,352
                                                         ===========          ===========        ==========

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

                                                                                                         Period
                                                                                                     March 31, 1995
                                                                                                   (date of inception)
                                                                                                         through
                                                                  Year ended December 31,             December 31,
                                                              ------------------------------       -------------------
                                                                  1997                1996                1995
                                                              ---------------  --------------      -------------------
                                                                                 (in thousands)

   Standardized measure, beginning of period                       $ 387,863       $  66,352          $     --
      Extensions and discoveries and improved recovery,
       net of future production and development costs                 36,439             --               18,087

      Accretion of discount                                           38,786           6,635                 --
      Net change in sales prices, net of production,
       costs                                                        (180,281)         83,823                 --

      Net change in income taxes                                      40,115        (126,102)            (23,401)
      Purchase of minerals-in-place                                   72,241         298,867              71,561
      Revision of quantity estimates and revenues added
       by development drilling                                        11,615          70,755                 --

      Sales, net of production costs                                 (51,846)        (14,625)               (439)
      Changes in estimated future development costs                   (7,904)
      Other                                                            2,022           2,158                 544
                                                                   ---------       ---------            --------

   Standardized measure, end of period                             $ 349,050       $ 387,863            $ 66,352
                                                                   =========       =========            ========

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


(20) SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

                                                                              Quarter
                                                --------------------------------------------------------------------
                                                     First           Second            Third             Fourth
                                                ---------------  ---------------  ----------------  ----------------
                                                               (in thousands, except per share data)

    1997:
      Total revenues                                    $18,048          $16,215          $17,883          $ 21,681
      Total expenses (a)                                 15,771           14,490           15,323            61,710
      Net income (loss)                                   2,277            1,725            2,560           (40,029)
      Net income (loss) per common share                    .07              .05              .08             (1.18)
      Net income (loss) per common share -
       assuming dilution                                    .06              .05              .07             (1.18)


    1996:
      Total revenues                                    $ 3,257          $ 3,439          $ 3,541          $ 13,587
      Total expenses                                      3,108            3,438            5,901            12,780
      Net income (loss)                                     149                1           (2,360)              807
      Net income (loss) per common share                    .01              .00             (.13)              .04
      Net income (loss) per common share -
       assuming dilution                                    .01              .00             (.13)              .03

______________________
(a) The total expenses in the fourth quarter of 1997 include an impairment of long-lived assets of approximately $44.7 million after the income tax benefit of approximately $24.3 million.

   The 1996 and first three quarters of 1997 net income (loss) per common share amounts have been restated to comply with FAS 128.