Form 10-Q
period 1998-03-31
TITAN EXPLORATION INC
filed 1998-05-14
CIK 1024645

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                  --------------------------------------------

                                   FORM 10-Q

                  --------------------------------------------



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1998
                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____


                      Commission File Number:  000-21843


                            TITAN EXPLORATION, INC.
            (Exact name of Registrant as specified in its charter)


                DELAWARE                                   75-2671582
     (State or other jurisdiction                       (I.R.S. Employer
         of incorporation or                           Identification No.)
            organization



        500 W. TEXAS, SUITE 500                               79701
            MIDLAND, TEXAS                                 (Zip Code)
 (Address of principal executive offices)


                                (915) 498-8600
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

        As of May 1, 1998, 39,222,292 shares of common stock, par value $.01 per share of Titan Exploration, Inc. were outstanding.

--------------------------------------------------------------------------------
================================================================================

                               TABLE OF CONTENTS
                               -----------------

Forward Looking Information and Risk Factors....................................................         1

                                                  PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------

           Consolidated Balance Sheets as of March 31, 1998 (Unaudited) and December 31, 1997.....       2
           Unaudited Consolidated Statements of Operations for the three months ended
                March 31, 1998 and 1997...........................................................       3
           Unaudited Consolidated Statements of Cash Flows for the three months ended
                March 31, 1998 and 1997...........................................................       4
           Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months
                ended March 31, 1998 and 1997.....................................................       5
           Notes to Consolidated Financial Statements.............................................       6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..       9

                                                   PART II -- OTHER INFORMATION

Item 5.    Other Information......................................................................      14

Item 6.    Exhibits and Reports on Form 8-K.......................................................      14

           Signatures.............................................................................      15


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

Item 1.  FINANCIAL STATEMENTS

                            TITAN EXPLORATION, INC.

                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                      March 31,          December 31,
                                     ASSETS                                              1998                1997
                                                                                  ------------------  ------------------
                                                                                     (unaudited)
Current assets:
  Cash and cash equivalents                                                               $   4,936            $  1,603
  Restricted investments                                                                          -               2,331
  Accounts receivable:
     Oil and gas                                                                             14,317              13,663
     Other                                                                                      518               2,900
  Inventories                                                                                 1,214                 624
  Prepaid expenses and other current assets                                                   1,380                 531
                                                                                          ---------            --------
          Total current assets                                                               22,365              21,652
                                                                                          ---------            --------

Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties                                                                      348,887             341,163
     Unproved properties                                                                     25,297              24,942
  Other property and equipment                                                                5,822               2,421
  Accumulated depletion, depreciation and amortization                                     (100,073)            (94,387)
                                                                                          ---------            --------
                                                                                            279,933             274,139
                                                                                          ---------            --------

Investments in affiliates and others                                                         55,829              55,900
Other assets, net of accumulated amortization of $468 in 1998 and $413 in 1997                1,119                 892
                                                                                          ---------            --------

                                                                                          $ 359,246            $352,583
                                                                                          =========            ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities:
     Trade                                                                                $  12,554            $ 16,983
     Accrued interest                                                                           350                 307
     Other                                                                                    5,691               4,334
                                                                                          ---------            --------
          Total current liabilities                                                          18,595              21,624
                                                                                          ---------            --------

Long-term debt                                                                              101,200              85,450
Other liabilities                                                                             2,805               2,720
Deferred income tax payable                                                                   9,645              10,368
Stockholders' equity:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding
  Common Stock, $.01 par value, 60,000,000 shares authorized; 40,339,675 and
     40,332,497 shares issued and outstanding at March 31, 1998 and December 31,
     1997, respectively                                                                         403                 403
  Additional paid-in capital                                                                277,517             277,500
  Treasury stock, at cost; 690,000 and 55,000 shares at March 31, 1998 and
     December 31, 1997, respectively                                                         (5,880)               (504)
  Deferred compensation                                                                      (8,844)            (10,108)
  Retained deficit                                                                          (36,195)            (34,870)
                                                                                          ---------            --------
          Total stockholders' equity                                                        227,001             232,421
                                                                                          ---------            --------

  Commitments and contingencies (Note 3)

                                                                                          $ 359,246            $352,583
                                                                                          =========            ========

         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                Unaudited Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                              ------------------------------------------
                                                                                      1998                  1997
                                                                                      ----                  ----
Revenues -
  Oil and gas sales                                                                 $22,107               $18,032
                                                                                    -------               -------

Expenses:
  Oil and gas production                                                              8,060                 5,482
  Production and other taxes                                                          1,619                 1,479
  General and administrative                                                          2,731                 1,083
  Amortization of stock option awards                                                 1,264                 1,263
  Exploration and abandonment                                                         2,094                   404
  Depletion, depreciation and amortization                                            6,763                 4,639
                                                                                    -------               -------

       Total expenses                                                                22,531                14,350
                                                                                    -------               -------

       Operating income(loss)                                                          (424)                3,682
                                                                                    -------               -------

Other income (expense):
  Interest income                                                                        65                    59
  Interest expense                                                                   (1,707)                 (242)
  Equity in net loss of affiliate                                                      (132)                    -
  Other                                                                                 153                     4
                                                                                    -------               -------

       Income (loss) before income taxes                                             (2,045)                3,503
                                                                                    -------               -------

Income tax expense (benefit)                                                           (720)                1,226
                                                                                    -------               -------

       Net income (loss)                                                            $(1,325)              $ 2,277
                                                                                    =======               =======

       Net income (loss) per share                                                  $  (.03)              $   .07
                                                                                    =======               =======

       Net income (loss) per share - assuming dilution                              $  (.03)              $   .06
                                                                                    =======               =======

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                              ----------------------------------------

                                                                                           1998                1997
                                                                                         --------            --------
Cash flows from operating activities:
  Net income (loss)                                                                      $ (1,325)           $  2,277
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depletion, depreciation and amortization                                             6,763               4,639
       Amortization of stock option awards                                                  1,264               1,263
       Exploration and abandonments                                                         1,096                 --
       Equity in net loss of affiliate                                                        132                 --
       Loss on sale of assets                                                                   3                 --
       Deferred income taxes                                                                 (720)              1,226
  Changes in assets and liabilities:
       Accounts receivable                                                                  2,229               1,048
       Prepaid expenses and other current assets                                           (1,440)               (157)
       Other assets                                                                           (94)                --
       Accounts payable and accrued liabilities                                            (3,227)              2,446
                                                                                         --------            --------

          Total adjustments                                                                 6,006              10,465
                                                                                         --------            --------

          Net cash provided by operating activities                                         4,681              12,742
                                                                                         --------            --------

Cash flows from investing activities:
  Redemption of restricted investment                                                       2,331                 --
  Investing in oil and gas properties                                                     (10,588)            (14,713)
  Additions to other property and equipment                                                (3,401)               (140)
  Capital contribution in equity investment                                                   (78)                --
  Other investing activities                                                                   17                  15
                                                                                         --------            --------

          Net cash used in investing activities                                           (11,719)            (14,838)
                                                                                         --------            --------

Cash flows from financing activities:
  Proceeds from debt                                                                       17,100                 --
  Payments of debt                                                                         (1,350)                --
  Exercise of stock options                                                                    14                 --
  Purchase of treasury stock                                                               (5,376)                --
  Other financing activities                                                                  (17)                --
                                                                                         --------            --------

          Net cash provided by financing activities                                        10,371                 --
                                                                                         --------            --------

          Net increase (decrease) in cash and cash equivalents                              3,333              (2,096)


Cash and cash equivalents, beginning of period                                              1,603               6,290
                                                                                         --------            --------

Cash and cash equivalents, end of period                                                 $  4,936            $  4,194
                                                                                         ========            ========

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

       Unaudited Consolidated Statements of Comprehensive Income (Loss)
                                (in thousands)


                                                                       Three Months Ended
                                                                            March 31,
                                                           -------------------------------------------
                                                                   1998                   1997
                                                                   ----                   ----
Net income (loss)                                                $(1,325)                $2,277
                                                                 -------                 ------

Other comprehensive income -
  Tax benefit on exercise of stock options                             3                    --
                                                                 -------                 ------

Comprehensive income (loss)                                      $(1,322)                $2,277
                                                                 =======                 ======

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                   Notes to Consolidated Financial Statements
                            March 31, 1998 and 1997
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     In the opinion of management, the unaudited consolidated financial statements of Titan Exploration, Inc. (the "Company") as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Form 10-K.

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

     In 1998, the Company adopted Financial Accounting Standards Board ("FAS") Statement No. 130, "Reporting Comprehensive Income." The Company has included as part of the basic financial statements the consolidated statements of comprehensive income (loss) for the three months ended March 31, 1998 and 1997.

     Reclassifications

     Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentations.

(2)  DEBT

     Line of Credit

     On October 31, 1996, the Company entered into a credit agreement, as amended (the "Credit Agreement"), with The Chase Manhattan Bank, N.A. which establishes a four year revolving credit facility, up to the maximum amount of $250 million subject to a borrowing base. All amounts outstanding are due and payable in full by January 1, 2001. The borrowing base, which was $165 million at March 31, 1998, is subject to redetermination semiannually by the lenders based on certain proved oil and gas reserves and other assets of the Company with the next redetermination date scheduled for April 1998. At March 31, 1998, the outstanding principal balance was $97 million and the amount available to borrow was approximately $67 million.

     Unsecured Credit Agreement

     In April 1997, the Company entered into a credit agreement, as amended (the "Unsecured Credit Agreement"), with Chase Bank of Texas, N.A. (the "Bank"), an affiliate of The Chase Manhattan Bank, N.A., which establishes a revolving credit facility, up to the maximum of $5 million. All outstanding amounts pursuant to the Unsecured Credit Agreement are due and payable in full on or before December 31, 1999. The interest rate of each loan under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable laws. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At March 31, 1998, the outstanding principal balance was $4.2 million.

(3)  COMMITMENTS AND CONTINGENCIES

     Litigation

     The following is a brief description of certain litigation to which the Company is subject, as a result of assuming the obligations of Offshore Energy Development Corporation ("OEDC"). The Company believes it has meritorious defenses to the claims and intends to vigorously defend against such claims.
The Company does not believe that it has a probable and estimable loss with respect to any such litigation in excess of currently provided reserves, if any. If such loss becomes probable and estimable, the amount of any recorded liability could have a material adverse effect on the Company's (i) results of operations for the period in which such liability is recorded, (ii) consolidated financial position as a whole and (iii) liquidity and capital resources. However, the Company does not expect that any such liability will have a material adverse effect on its consolidated financial position as a whole or on its liquidity or capital resources. Due to the uncertainties inherent in litigation, no assurance can be given to the ultimate outcome of these matters.

     OEDC and certain of its officers and directors, as well as Natural Gas Partners, L.P. ("NGP"), the managing underwriters of OEDC's initial public offering and an analyst from each of the managing underwriters, have been named as defendants in a suit styled Eric Barron and Edward C. Allen, On behalf of Themselves and all Others Similarly Situated, v. David B. Strassner, Douglas H. Kiesewetter, David R. Albin, Natural Gas Partners, L.P., David Garcia, John J. Myers, Offshore Energy Development Corporation, Morgan Keegan & Company, Inc. and Principal Securities Inc., which was filed October 20, 1997, in the Texas State District Court of Harris County, Texas 270th Judicial District. The defendants removed plaintiffs' claims to federal court in the United States Southern District of Texas. Plaintiffs motion to have the case remanded to the state court was granted by the federal judge in April 1998. The suit seeks class certification on behalf of certain holders of common stock of OEDC, excluding the defendants and holders related to or affiliated with the defendants. The suit alleges generally that the defendants wrongfully made false or misleading statements or omissions relating to OEDC's business and prospects in the course of OEDC's initial public offering and subsequent thereto. The suit seeks rescission of sales of common stock of OEDC and unspecified monetary damages, including punitive damages.

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

     Letters of Credit

     At March 31, 1998, the Company had outstanding letters of credit of $275,000, which were issued through the Credit Agreement.

(4)  COMMON STOCK

     In May 1997, the Company announced a plan to repurchase up to $25 million of the Companys common stock. The repurchase will be made periodically, depending on market conditions, and will be funded with cash flow from operations and, as necessary, borrowings under the Credit Agreement. At March 31, 1998 and December 31, 1997, the Company had purchased 690,000 and 55,000 shares of its common stock for approximately $5,880,000 and $504,000, respectively.

(5)  NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                                         Three Months Ended March 31,
                                                                  -------------------------------------------
                                                                             1998                   1997
                                                                             ----                   ----
                                                                     (in thousands, except per share data)
   Numerator:
      Net income (loss) and numerator for basic and diluted net
         income (loss) per common share - income available to
         common stockholders                                                $(1,325)               $ 2,277
                                                                            -------                -------


   Denominator:
      Denominator for basic net income (loss) per common share
         - weighted average common shares                                    39,875                 33,942

      Effect of dilutive securities - employee stock options                    --                   1,759
                                                                            -------                -------
      Denominator for diluted net income (loss) per common
         share - adjusted weighted average common shares and
         assumed conversions                                                 39,875                 35,701
                                                                            =======                =======


   Basic net income (loss) per common share                                 $  (.03)               $   .07
                                                                            =======                =======

   Diluted net income (loss) per common share                               $  (.03)               $   .06
                                                                            =======                =======

     Employee stock options to purchase 4,587,832 and 60,000 shares of common stock were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted net income (loss) per common share because either
(i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company or (ii) the Company had a loss from continuing operations and, therefore, the effect would be antidilutive.

(6)  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes various swap contracts and other financial instruments to hedge the effect of price changes on future gas production. The following table sets forth the future volumes hedged by year and the range of prices to be received based upon the fixed price of the individual swap contracts and other financial instruments outstanding at March 31, 1998:

                                                             Gas
                                                           Volume               Price per
                Year                                       (MMcf)                  Mcf
                ----                                       ------                  ---
Gas Production:
   1998:
      Commodity price swaps                                 4,875            $1.95 to $2.35
      Commodity price collars                               7,078            $1.83 to $3.10
   1999 - Commodity price collars                           6,544            $1.83 to $3.10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is an independent energy company engaged in the exploitation, development, exploration and acquisition of oil and gas properties. The Company's strategy is to grow reserves, production and net income per share through (i) the exploitation and development of its reserve base, (ii) the acquisition of producing properties that provide significant development and exploratory drilling potential, (iii) the exploration for oil and gas reserves,
(iv) capitalization on advanced technology to identify, explore and exploit projects, (v) financial flexibility, and (vi) a low overhead and operating cost structure. The Company has grown rapidly through the acquisition and exploitation of oil and gas properties, consummating the 1995 Acquisition for a purchase price of approximately $41.0 million, the 1996 Acquisition for approximately $136.0 million and the Pioneer Acquisition, in 1997, for approximately $55.8 million. In addition, the Company issued, in 1997, 5,486,734 shares and 899,965 shares of the Company's common stock in connection with the Offshore Energy Development Corporation ("OEDC") acquisition and the Carrollton Resources, L.L.C. ("Carrollton") acquisition, respectively.

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

IMPACT OF DECLINING CRUDE OIL PRICES

     During the quarter ended March 31, 1998, the posted price of West Texas intermediate crude oil (the "West Texas Crude Oil Price") ranged from $15.75 to $11.00 per barrel. This decline in prices is thought to be caused primarily by an oversupply of crude oil inventory created, in part, by an unusually warm winter in the United States and Europe, an announced increase in crude oil production quotas for OPEC countries and a possible decline in demand in certain Asian markets.

     If such a decline in the West Texas Crude Oil Price worsens or persists for a protracted period, it could adversely affect the Company's revenues, net income and cash flows from operations. Also, if these prices maintain their present level for an extended time period or decline further the Company may delay or postpone certain of its capital projects.

     If the posted price for West Texas Crude Oil Price remains at current levels or continues to decline, the Company would expect that it may be required to record an impairment to its oil and gas properties in 1998. The extent of an impairment, if any, cannot be determined.

OPERATING DATA

     The following table sets forth the Company's historical operating data for the periods indicated.

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                            ---------------------------------
                                                                                  1998                1997
                                                                                  ----                ----
   Production:
     Oil (MBbls)                                                                    629                 431
     Gas (MMcf)                                                                   7,326               4,735
     Total (MMcfe)                                                               11,100               7,321

   Average Sales Prices Per Unit (a):
     Oil (Bbl)                                                                   $13.65              $21.21
     Gas (Mcf)                                                                   $ 1.85              $ 1.87
     Total (Mcfe)                                                                $ 1.99              $ 2.46

   Expenses Per Mcfe:
     Production costs, excluding production and other taxes                      $  .73              $  .75
     Production and other taxes                                                  $  .15              $  .20
     General and administrative                                                  $  .26              $  .15
     Depletion, depreciation and amortization                                    $  .61              $  .63

----------------------------

      (a) Reflects results of hedging activities.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Oil and Gas Revenues. Revenues from oil and gas operations totaled $22.1 million for the three months ended March 31, 1998 compared to $18.0 million for the three months ended March 31, 1997. The increase is primarily attributable to the increase in production as a result of the acquisitions made in December 1997 and continued exploitation of oil and gas properties, offset by a decrease in the average price received for both oil and gas. Of total oil and gas revenues for the three months ended March 31, 1998, revenues of approximately $5.0 million are attributable to the acquisitions made in December 1997. The average oil price received decreased 36% from $21.21 to $13.65 per Bbl and the average gas price received decreased 1% from $1.87 to $1.85 per Mcf for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Hedging activities during the three months ended March 31, 1998 increased oil revenues approximately $206,000 ($.33 per Bbl) and gas revenues approximately $1,927,000 ($.27 per Mcf). There were no hedging activities during the three months ended March 31, 1997.

Production Costs. Oil and gas production costs, including production and other taxes, were $9.7 million for the three months ended March 31, 1998 compared to $7.0 million for the three months ended March 31, 1997. The increase in production costs was primarily attributable to production costs associated with the properties from the acquisitions made in December 1997, which were approximately $4.2 million ($1.80 per Mcfe). Initially, recently acquired properties generally incur significant rework expenses, which are costs incurred to perform required maintenance, workovers and other remedial activities. The properties acquired in the Pioneer Acquisition were primarily oil in nature and generally have a higher per unit operating cost as compared to gas properties. The Company expects as it integrates the recently acquired properties into its structure that the per unit operating costs should be reduced.

Depletion, Depreciation and Amortization Expense. Depletion, depreciation and amortization expense was $6.8 million for the three months ended March 31, 1998 ($.61 per Mcfe) compared to $4.6 million ($.63 per Mcfe) for the three months ended March 31, 1997. The 3% decrease per Mcfe is primarily due to the effects of the impairment taken in the fourth quarter of 1997, offset by the higher finding cost per Mcfe of the properties acquired in the 1997 acquisitions as compared to previous acquisitions. Included for 1998 and 1997 is approximately $.04 per Mcfe and $.01 per Mcfe of DD&A associated with other property and equipment, respectively.

General and Administrative Expense. General and administrative expense was $2.7 million ($.26 per Mcfe) for the three months ended March 31, 1998 compared to $1.1 million ($.15 per Mcfe) for the three months ended March 31, 1997. The increase is due to the additional general and administrative expenses attributable to increased staff associated with the Company's 1997 growth and the additional staff of the acquired OEDC and Carrollton entities. The Company plans to reduce annualized general and administrative costs as it integrates the acquisitions and achieves economies of scale.

Exploration and Abandonment Expense. Exploration and abandonment expense increased to $2.1 million in 1998 from $400,000 in 1997. The increase is primarily related to the Company's increased geological and geophysical staff and increases in seismic related costs and other exploratory costs. Part of the increase in activities is due to the Company's offshore activities as a result of its acquisition of OEDC.

Equity in Net Loss of Affiliate. The equity in net loss of affiliate is attributable to the Company's ownership, as a result of the OEDC acquisition, of Dauphin Island Gathering Partners ("DIGP"). Included in the equity in net loss is approximately $160,000 of the amortization of the Company's cost basis in excess of the underlying historical net assets of DIGP.

Interest Expense. Interest expense was $1,707,000 for the three months ended March 31, 1998 compared to $242,000 for the three months ended March 31, 1997. The 600% increase is primarily due to an increase in the average outstanding debt. In 1997, average outstanding debt was low due to the recently completed common stock offering in December 1996. In 1998, the average outstanding debt increased over the comparable 1997 period, due primarily to the Pioneer Acquisition in December 1997, the purchase of treasury stock and the Company's capital expenditures.

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

Net Cash Provided by Operating Activities. Net cash provided by operating activities, before changes in operating assets and liabilities, was $7.2 million for the three months ended March 31, 1998 compared to $9.4 million for the three months ended March 31, 1997. The decrease was primarily attributable to the decrease in oil and gas prices realized during the first quarter of 1998 and an increase in general and administrative, production, exploration and interest costs, offset by an increase in net revenues from the acquisitions completed in 1997.

Capital Expenditures. For 1998, the Company expects to spend (i) approximately $25.1 million to drill proved undeveloped properties, (ii) approximately $3.6 million on probable projects, (iii) approximately $9.6 million to explore unproven locations, (iv) approximately $15.3 million on development projects following successful exploration efforts, (v) approximately $10.4 million to acquire additional acreage and seismic, (vi) $16.0 million to fund development of pipeline and processing project investments and (vii) $3.8 million on other items. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data, (ii) the availability of sufficient capital resources by the Company and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and costs of drilling rigs and crews, (iv) the financial resources and results of the

Company, and (v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will encounter, if drilled, recompleted or worked over, reservoirs of commercial quantities of natural gas or oil.

     While the Company regularly engages in discussions relating to potential acquisitions of oil and gas properties, the Company has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of oil and gas properties and interests in its normal course of business. Any future acquisitions may require additional financing and will be dependent upon available financing which may be required in the future to fund the Company's acquisition and drilling programs.

     Cash expenditures for investing in oil and gas properties were $10.6 million for the three months ended March 31, 1998. This includes $300,000 for the acquisition of properties and $10.3 million for development and exploratory costs.

Capital Resources. The Company's primary capital resources are net cash provided by operating activities and borrowings under the Credit Agreement.

Credit Agreement. The Credit Agreement established a four year revolving credit facility, up to the maximum amount of $250 million, subject to a borrowing base to be redetermined semi-annually by the lenders based on certain proved oil and gas reserves and other assets of the Company. The borrowing base at March 31, 1998 was $165 million. To the extent that the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by the Company ratably within 180 days, by either prepaying a portion of the outstanding amounts under the Credit Agreement or pledging additional collateral to the lenders. A portion of the credit facility is available for the issuance of up to $15.0 million of letters of credit, of which $275,000 was outstanding at March 31, 1998. All outstanding amounts under the Credit Agreement are due and payable in full on January 1, 2001. The Company's outstanding long-term debt under the Credit Agreement was $97.0 million on March 31, 1998.

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

Liquidity and Working Capital. At March 31, 1998, the Company had $4.9 million of cash and cash equivalents as compared to $1.6 million at December 31, 1997. The Company's ratio of current assets to current liabilities was 1.20 at March 31, 1998, compared to 1.00 at December 31, 1997. The Company's working capital increased $3.8 million from $28,000 at December 31, 1997 to $3.8 million at March 31, 1998, primarily as a result of increased cash balances and payments of current liabilities, both a result of the increased long-term debt levels.

Unsecured Credit Agreement. In April 1997, the Company entered into a credit agreement (the "Unsecured Credit Agreement") with Chase Bank of Texas, N.A. (the "Bank"), which establishes a revolving credit facility, up to the maximum of $5 million. All outstanding amounts pursuant to the Unsecured Credit Agreement are due and payable in full on or before December 31, 1999. Proceeds of the Unsecured Credit Agreement are utilized to fund short-term needs (less than thirty days). The Company had $4.2 outstanding debt under the Unsecured Credit Agreement at March 31, 1998.

     The interest rate of amounts outstanding under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable laws. Interest rates generally are the bank's cost of funds plus 1% per annum.

OTHER MATTERS

Hedging Activities

     The Company uses swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. The Company is party to various agreements with numerous counterparties for purposes of utilizing financial instruments, of which the Company assesses the creditworthiness of its counterparties. Among other counterparties, the Company has utilized Enron Capital & Trade Resources Corp. (an affiliate of a significant stockholder of the Company) as a counterparty. Settlement of gains or losses on the hedging transactions was generally based on the difference between the contract price and a formula using New York Mercantile Exchange ("NYMEX") or other major indices related prices and was reported as a component of oil and gas revenues as the associated production occurs. The Company, at March 31, 1998, had entered into hedging transactions with respect to approximately 11,953 and 6,544 MMcfe of its 1998 and 1999, respectively, estimated production.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 but the statement need not be applied to interim financial statements in the initial year of application. The Company does not expect SFAS No. 131 to materially affect the Company's reporting practices.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No significant changes in legal proceedings. See Note 3 of notes to consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10 Master Promissory Note, dated March 6, 1998, between Titan Resources, L.P. and Chase Bank of Texas,
                  National Association

              27  Financial Data Schedule

         (b)  Reports Submitted on Form 8-K:

              Form 8-K, Amendment No. 1, dated December 29, 1997
              (Date of Event: December 12, 1997), which reported the required financial information related to the Pioneer Acquisition.

                                   SIGNATURE
                                   ---------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TITAN EXPLORATION, INC.




                                      By:  /s/ Jack Hightower
                                           ----------------------------
                                           Jack Hightower
                                           President and Chief Executive Officer



                                      By:  /s/ William K. White
                                           ------------------------------
                                           William K. White
                                           Vice President and Chief Financial
                                           Officer

Date:  May 12, 1998