Form 10-Q
period 1998-06-30
TITAN EXPLORATION INC
filed 1998-08-14
CIK 1024645

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



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1998
                                       or

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

     As of August 3, 1998, 38,074,675 shares of common stock, par value $.01 per share of Titan Exploration, Inc. were outstanding.

--------------------------------------------------------------------------------
================================================================================

                               TABLE OF CONTENTS
                               -----------------


Forward Looking Information and Risk Factors................................   1

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1998 (Unaudited) and
           December 31, 1997................................................   2

        Unaudited Consolidated Statements of Operations for the Three and
           Six Months Ended June 30, 1998 and 1997..........................   3

        Unaudited Consolidated Statements of Cash Flows for the Three and
           Six Months Ended June 30, 1998 and 1997..........................   4

        Unaudited Consolidated Statements of Comprehensive Income (Loss)
           for the Three and Six Months ended June 30, 1998 and 1997........   5

        Notes to Consolidated Financial Statements..........................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  10

                         PART II -- OTHER INFORMATION

Item 3. Legal Proceedings...................................................  17

Item 4. Submission of Matters to a Vote of Security Holders.................  17

Item 5. Other Information...................................................  17

Item 6. Exhibits and Reports on Form 8-K....................................  18

        Signatures..........................................................  19

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

ITEM 1.   FINANCIAL STATEMENTS

                            TITAN EXPLORATION, INC.

                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                             June 30,            December 31,
                                     ASSETS                                                    1998                  1997
                                                                                               ----                  ----
                                                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                                                 $   1,130              $  1,603
  Restricted investments                                                                                              2,331
  Accounts receivable:
     Oil and gas                                                                               10,863                13,663
     Other                                                                                        104                 2,900
  Inventories                                                                                   1,198                   624
  Prepaid expenses and other current assets                                                     1,140                   531
                                                                                            ---------              --------
          Total current assets                                                                 14,435                21,652
                                                                                            ---------              --------

Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties                                                                        359,436               341,163
     Unproved properties                                                                       25,851                24,942
  Other property and equipment                                                                  6,116                 2,421
  Accumulated depletion, depreciation and amortization                                       (108,237)              (94,387)
                                                                                            ---------              --------
                                                                                              283,166               274,139
                                                                                            ---------              --------

Investments in affiliates and others                                                           56,108                55,900
Other assets, net of accumulated amortization of $525 in 1998 and $413 in 1997                  1,101                   892
                                                                                            ---------              --------

                                                                                            $ 354,810              $352,583
                                                                                            =========              ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities:
     Trade                                                                                  $   8,374              $ 16,983
     Accrued interest                                                                             262                   307
     Other                                                                                      9,532                 4,334
                                                                                            ---------              --------
          Total current liabilities                                                            18,168                21,624
                                                                                            ---------              --------

Long-term debt                                                                                113,000                85,450
Other liabilities                                                                               2,761                 2,720
Deferred income tax payable                                                                     5,179                10,368
Stockholders' equity:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized; none issued
   and outstanding                                                                               -                     -
  Common Stock, $.01 par value, 60,000,000 shares authorized; 40,374,675 and
   40,332,497 shares issued and outstanding at June 30, 1998 and December 31,
   1997, respectively                                                                             404                   403
  Additional paid-in capital                                                                  277,806               277,500
  Treasury stock, at cost; 1,300,000 and 55,000 shares at June 30, 1998 and
   December 31, 1997, respectively                                                            (10,834)                 (504)
  Deferred compensation                                                                        (7,580)              (10,108)
  Retained deficit                                                                            (44,094)              (34,870)
                                                                                            ---------              --------
          Total stockholders' equity                                                          215,702               232,421
                                                                                            ---------              --------

  Commitments and contingencies (Note 3)

                                                                                            $ 354,810              $352,583
                                                                                            =========              ========

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                Unaudited Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                             Three Months Ended                       Six Months Ended
                                                                  June 30,                                June 30,
                                                       ------------------------------          ------------------------------
                                                          1998                1997                1998                1997
                                                          ----                ----                ----                ----

Revenues -
  Oil and gas sales                                     $ 18,361             $16,166            $ 40,468             $34,168
                                                        --------             -------            --------             -------

Expenses:
  Oil and gas production                                   7,117               4,188              15,177              10,224
  Production and other taxes                               1,473                 819               3,092               1,744
  General and administrative                               2,594               1,260               5,325               2,343
  Amortization of stock option awards                      1,263               1,264               2,527               2,527
  Exploration and abandonments                             2,107                 352               4,201                 756
  Depletion, depreciation and amortization                 6,212               5,460              12,975              10,099
  Impairment of long-lived assets                          8,017                -                  8,017                -
                                                        --------             -------            --------             -------

      Total expenses                                      28,783              13,343              51,314              27,693
                                                        --------             -------            --------             -------

      Operating income (loss)                            (10,422)              2,823             (10,486)              6,475
                                                        --------             -------            --------             -------

Other income (expense):
  Interest income                                             36                  38                 101                  97
  Interest expense                                        (1,984)               (244)             (3,691)               (486)
  Equity in net loss of affiliate                           (109)                                   (241)
  Other                                                      203                  37                 356                  71
                                                        --------             -------            --------             -------

      Income (loss) before income taxes                  (12,276)              2,654             (14,321)              6,157
                                                        --------             -------            --------             -------

Income tax expense (benefit)                              (4,377)                929              (5,097)              2,135
                                                        --------             -------            --------             -------

      Net income (loss)                                 $ (7,899)            $ 1,725            $ (9,224)            $ 4,002
                                                        ========             =======            ========             =======

      Net income (loss) per share                          $(.20)               $.05               $(.23)               $.12
                                                        ========             =======            ========             =======

      Net income (loss) per share - assuming
       dilution                                            $(.20)               $.05               $(.23)               $.11
                                                        ========             =======            ========             =======

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                Unaudited Consolidated Statements of Cash Flows
                                (in thousands)

                                                            Three Months Ended      Six Months Ended
                                                                 June 30,               June 30,
                                                           ---------------------  --------------------
                                                              1998       1997       1998       1997
                                                            --------   --------   --------   --------
Cash flows from operating activities:
  Net income (loss)                                         $ (7,899)  $  1,725   $ (9,224)  $  4,002
  Adjustments to reconcile net income (loss) to net cash
   provided by  operating activities:
       Depletion, depreciation and amortization                6,212      5,460     12,975     10,099
       Impairment of long-lived assets                         8,017       -         8,017       -
       Amortization of stock option awards                     1,263      1,264      2,527      2,527
       Exploration and abandonments                            1,436       -         2,532       -
       Equity in net loss of affiliate                           109       -           241       -
       Loss on sale of assets                                      8       -            11       -
       Deferred income taxes                                  (4,377)       929     (5,097)     2,155
       Other items                                               199       -           199       -
  Changes in assets and liabilities:
       Accounts receivable                                     1,894       (804)     4,123        244
       Prepaid expenses and other current assets                 249        (62)    (1,191)      (219)
       Other assets                                               76       -           (18)      -
       Accounts payable and accrued liabilities               (3,619)     1,134     (6,846)     3,580
                                                            --------   --------   --------   --------

         Total adjustments                                    11,467      7,921     17,473     18,386
                                                            --------   --------   --------   --------

         Net cash provided by operating activities             3,568      9,646      8,249     22,388
                                                            --------   --------   --------   --------

Cash flows from investing activities:
  Redemption of restricted investment                           -          -         2,331       -
  Investing in oil and gas properties                        (13,423)   (16,218)   (24,011)   (30,931)
  Additions to other property and equipment                     (294)      -        (3,695)      -
  Capital contribution in equity investment                     (485)      -          (563)      -
  Other investing activities                                      (2)      (467)        15       (592)
                                                            --------   --------   --------   --------

         Net cash used in investing activities               (14,204)   (16,685)   (25,923)   (31,523)
                                                            --------   --------   --------   --------

Cash flows from financing activities:
  Proceeds from debt                                          11,800      3,500     28,900      3,500
  Payments of debt                                              -          -        (1,350)      -
  Exercise of stock options                                      201       -           215       -
  Purchase of treasury stock                                  (4,954)      -       (10,330)      -
  Other financing activities                                    (217)      -          (234)      -
                                                            --------   --------   --------   --------

         Net cash provided by financing activities             6,830      3,500     17,201      3,500
                                                            --------   --------   --------   --------

         Net decrease in cash and cash equivalents            (3,806)    (3,539)      (473)    (5,635)

Cash and cash equivalents, beginning of period                 4,936      4,194      1,603      6,290
                                                            --------   --------   --------   --------

Cash and cash equivalents, end of period                    $  1,130   $    655   $  1,130   $    655
                                                            ========   ========   ========   ========

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

        Unaudited Consolidated Statements of Comprehensive Income (Loss)
                                 (in thousands)


                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                       ---------------------------           ----------------------------
                                                         1998                1997               1998                1997
                                                         ----                ----               ----                ----

Net income (loss)                                      $(7,899)             $1,725            $(9,224)             $4,002
                                                       -------              ------            -------              ------

Other comprehensive income -
 Tax benefit on exercise of stock options                   89                -                    92                -
                                                       -------              ------            -------              ------

Comprehensive income (loss)                            $(7,810)             $1,725            $(9,132)             $4,002
                                                       =======              ======            =======              ======


          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                  Notes to Consolidated Financial Statements
                            June 30, 1998 and 1997
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     In the opinion of management, the unaudited consolidated financial statements of Titan Exploration, Inc. (the "Company") as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

     In 1998, the Company adopted Financial Accounting Standards Board ("FAS") Statement No. 130, "Reporting Comprehensive Income." The Company has included as part of the basic financial statements the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 1998 and 1997.

     Reclassifications

     Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentations.

(2)  DEBT

     Line of Credit

     On October 31, 1996, the Company entered into a credit agreement, as amended (the "Credit Agreement"), with The Chase Manhattan Bank, N.A. which establishes a four year revolving credit facility, up to the maximum amount of $250 million subject to a borrowing base. All amounts outstanding are due and payable in full by January 1, 2001. The borrowing base, which was $165 million at June 30, 1998, is subject to redetermination semiannually by the lenders based on certain proved oil and gas reserves and other assets of the Company with the next redetermination date scheduled for April 1999. At June 30, 1998, the outstanding principal balance was $109 million and the amount available to borrow was approximately $56 million.

     Unsecured Credit Agreement

     In April 1997, the Company entered into a credit agreement, as amended (the "Unsecured Credit Agreement"), with Chase Bank of Texas, N.A. (the "Bank"), an affiliate of The Chase Manhattan Bank, N.A., which establishes a revolving credit facility, up to the maximum of $5 million. All outstanding amounts pursuant to the Unsecured Credit Agreement are due and payable in full on or before December 31, 1999. The interest rate of each loan under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable laws. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At June 30, 1998, the outstanding principal balance was $4.0 million.

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

     OEDC and certain of its officers and directors, as well as Natural Gas Partners, L.P. ("NGP"), the managing underwriters of OEDC's initial public offering and an analyst from each of the managing underwriters, have been named as defendants in a suit styled Eric Barron and Edward C. Allen, On behalf of Themselves and all Others Similarly Situated, v. David B. Strassner, Douglas H. Kiesewetter, David R. Albin, Natural Gas Partners, L.P., David Garcia, John J. Myers, Offshore Energy Development Corporation, Morgan Keegan & Company, Inc. and Principal Securities Inc., which was filed October 20, 1997, in the Texas State District Court of Harris County, Texas 270th Judicial District. The defendants removed plaintiffs' claims to federal court in the United States Southern District of Texas. Plaintiffs motion to have the case remanded to the state court was granted by the federal judge in April 1998. The suit seeks class certification on behalf of certain holders of common stock of OEDC, excluding the defendants and holders related to or affiliated with the defendants. The state court has denied class certification at this time, in deference to a parallel federal court action, which is described below. The state court suit alleges generally that the defendants wrongfully made false or misleading statements or omissions relating to OEDC's business and prospects in the course of OEDC's initial public offering and subsequent thereto. The state court suit seeks rescission of sales of common stock of OEDC and unspecified monetary damages, including punitive damages.

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

     Letters of Credit

     At June 30, 1998, the Company had outstanding letters of credit of $169,000, which were issued through the Credit Agreement.

(4)  COMMON STOCK

     In May 1997, the Company announced a plan to repurchase up to $25 million of the Companys common stock. The repurchases will be made periodically, depending on market conditions, and will be funded with cash flow from operations and, as necessary, borrowings under the Credit Agreement. At June 30, 1998 and December 31, 1997, the Company had purchased 1,300,000 and 55,000 shares of its common stock for approximately $10,834,000 and $504,000, respectively. Subsequent to June 30, 1998, the Company purchased an additional 1,100,000 shares of its common stock for approximately $7,986,000 using available funds from the Credit Agreement.

(5)  NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                               Three Months Ended                      Six Months Ended
                                                                    June 30,                               June 30,
                                                           ---------------------------            ---------------------------
                                                             1998                1997               1998                1997
                                                           -------             -------            -------             -------
                                                              (in thousands, except                  (in thousands, except
                                                                 per share data)                        per share data)

   Numerator:
     Net income (loss) and numerator for basic and
      diluted net income (loss) per common share -
      income available to common stockholders              $(7,899)            $ 1,725            $(9,224)            $ 4,002
                                                           -------             -------            -------             -------


   Denominator:
     Denominator for basic net income (loss) per common
      share - weighted average common shares                39,242              33,942             39,555              33,942

     Effect of dilutive securities - employee stock
      options                                                 -                  1,489               -                  1,634
                                                           -------             -------            -------             -------
     Denominator for diluted net income (loss) per
      common share - adjusted weighted average common
      shares and assumed conversions
                                                            39,242              35,431             39,555              35,576
                                                           =======             =======            =======             =======

   Basic net income (loss) per common share                $  (.20)            $   .05            $  (.23)            $   .12
                                                           =======             =======            =======             =======

   Diluted net income (loss) per common share              $  (.20)            $   .05            $  (.23)            $   .11
                                                           =======             =======            =======             =======

     Employee stock options to purchase 4,580,332, 4,580,332, 85,000, and 85,000 shares of common stock were outstanding during the three and six months ended June 30, 1998 and 1997, respectively, but were not included in the computation of diluted net income (loss) per common share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company or (ii) the Company had a loss from continuing operations and, therefore, the effect would be antidilutive.

(6)  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes various swap contracts and other financial instruments to hedge the effect of price changes on future gas production. The following table sets forth the future volumes hedged by year and the range of prices to be received based upon the fixed price of the individual swap contracts and other financial instruments outstanding as of June 30, 1998:

                                              Gas
                                             Volume      Price per
          Year                               (MMcf)         Mcf
          ----                               ------         ---

     Gas Production:
       1998:
          Commodity price swaps              1,840     $2.08 to $2.11
          Commodity price collars            5,980     $1.83 to $3.10
       1999 - Commodity price collars        6,544     $1.83 to $3.10

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

     The Company's growth from acquisitions has impacted its financial results in a number of ways. Acquired properties may not have received focused attention prior to sale. After acquisition, certain of these properties required extensive maintenance, workovers, recompletions and other remedial activity that while not constituting capital expenditures may initially increase lease operating expenses. The Company may dispose of certain of the properties it determines are outside the Company's strategic focus. The increased production and revenue resulting from the rapid growth of the Company has required it to recruit and develop operating, accounting and administrative personnel compatible with its increased size. As a result, the Company has incurred increases in its general and administrative expense levels. The Company believes that with its current inventory of drilling locations and the additional staff it will be well positioned to follow a more balanced program of exploration and exploitation activities to complement its acquisition efforts.

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

IMPACT OF DECLINING CRUDE OIL PRICES

     During the six months ended June 30, 1998, the posted price of West Texas intermediate crude oil (the "West Texas Crude Oil Price") ranged from $7.75 to $15.75 per barrel. This decline in prices is thought to be caused primarily by an oversupply of crude oil inventory created, in part, by an unusually warm winter in the United States and Europe, the apparent unwillingness of OPEC countries to abide by their respective crude oil production quotas and a possible decline in demand in certain Asian markets.

     If such a decline in the West Texas Crude Oil Price worsens or persists for a protracted period, it would adversely affect the Company's revenues, net income and cash flows from operations. Also, if these prices maintain their present level for an extended time period or decline further the Company may delay or postpone certain of its capital projects.

     If the posted price for West Texas Crude Oil Price remains at current levels or continues to decline, the Company would expect that it may be required to record an impairment to its oil and gas properties in 1998. The extent of an impairment, if any, cannot be determined.

RECENT DEVELOPMENTS

     The Company recently completed its first exploratory well in Webb County, Texas, the Habanero No. 1. The well was drilled as a dual lateral horizontal well to evaluate the deep, down-dip, overpressured Austin Chalk

Formation. The well, initially, tested at flow rates ranging from 4.2 to 15.0 MMcf/d and is currently shut-in awaiting a pipeline connection.

     The Company owns a 39% interest in the Habanero No. 1 located on its 190,000 acre leasehold position all in Webb County, Texas. The Company plans on drilling additional wells in 1998 to further test the economic viability of this area. Depending upon the success of this near term drilling activity, the Company could have a significant development program on this acreage over the next several years.

     The Company's Humphrey No. 2 well in the MiVida Field has been connected to a sales line and is currently flowing approximately 1.5 MMcf/d. Since the Humphrey No. 2 well is producing from the overpressured Atoka formation, the Company plans to gradually increase the choke size over time to avoid damage to the formation. As the choke size increases, flow rates should increase until an optimum flow rate is achieved.

YEAR 2000 ISSUES

     The Company has reviewed the effect of the year 2000 issues relating to its information systems. The Company has determined that the year 2000 issues directly related to its information systems will not have a material impact on its business, operations or its financial position. However, the Company cannot determine what effect if any, the year 2000 issues affecting its vendors, customers, other business and the numerous local, state, federal and other U.S. and foreign governmental entities with which it conducts business or by which it is regulated or governed or taxed will have on its business or financial position.

Operating Data

     The following table sets forth the Company's historical operating data for the periods indicated.

                                                          Three Months Ended                       Six Months Ended
                                                               June 30,                                June 30,
                                                      ---------------------------             ----------------------------
                                                         1998                1997                1998                 1997
                                                      -------              ------             -------              -------

   Production:
     Oil (MBbls)                                          630                 464               1,259                  895
     Gas (MMcf)                                         6,798               5,564              14,124               10,299
     Total (MMcfe)                                     10,578               8,348              21,678               15,669

   Average Sales Prices Per Unit (a):
     Oil (Bbl)                                        $ 11.91              $17.51             $ 12.78              $ 19.29
     Gas (Mcf)                                        $  1.60              $ 1.45             $  1.73              $  1.64
     Total (Mcfe)                                     $  1.74              $ 1.94             $  1.87              $  2.18

   Expenses Per Mcfe:
     Production costs, excluding
      production and other taxes                      $   .67              $  .50             $   .70              $   .65
     Production and other taxes                       $   .14              $  .10             $   .14              $   .11
     General and administrative                       $   .25              $  .15             $   .25              $   .15
     Depletion, depreciation and
      amortization                                    $   .59              $  .66             $   .60              $   .65

--------------------

     (a)  Reflects results of hedging activities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

Oil and Gas Revenues. Revenues from oil and gas operations totaled $18.4 million for the three months ended June 30, 1998 compared to $16.2 million for the three months ended June 30, 1997. The increase is primarily attributable to the increase in production as a result of the acquisitions made in December 1997, continued exploitation of oil and gas properties and an increase in the average price received for gas, offset by a decrease in the average price received for oil. Of total oil and gas revenues for the three months ended June 30, 1998, revenues of approximately $4.6 million are attributable to the acquisitions made in December 1997. The average oil price received decreased 32% from $17.51 to $11.91 per Bbl and the average gas price received increased 10% from $1.45 to $1.60 per Mcf for the three months ended June 30, 1997 compared to the three months ended June 30, 1998. Hedging activities during the three months ended June 30, 1998 increased gas revenues approximately $200,000 ($.03 per Mcf). There were no oil hedging activities during the three months ended June 30, 1998 and 1997 and no gas hedging activities during the three months ended June 30, 1997.

Production Costs. Oil and gas production costs, including production and other taxes, were $8.6 million ($.81 per Mcfe) for the three months ended June 30, 1998 compared to $5.0 million ($.60 per Mcfe) for the three months ended June 30, 1997. The increase in production costs was primarily attributable to production costs associated with the properties from the acquisitions made in December 1997, which were approximately $3.4 million ($1.57 per Mcfe). Initially, recently acquired properties generally incur significant rework expenses, which are costs incurred to perform required maintenance, workovers and other remedial activities. The properties acquired in the Pioneer Acquisition were primarily oil in nature and generally have a higher per unit operating cost as compared to gas properties. The Company expects as it integrates the recently acquired properties into its structure that the per unit operating costs should be reduced.

Depletion, Depreciation and Amortization Expense. Depletion, depreciation and amortization expense was $6.2 million for the three months ended June 30, 1998 ($.59 per Mcfe) compared to $5.5 million ($.66 per Mcfe) for the three months ended June 30, 1997. The 11% decrease per Mcfe is primarily due to the effects of the impairment taken in the fourth quarter of 1997, offset by the higher finding cost per Mcfe of the properties acquired in the 1997 acquisitions as compared to previous acquisitions. Included for the three months ended June 30, 1998 and 1997 is approximately $.03 per Mcfe and $.01 per Mcfe of depreciation and amortization associated with other property and equipment and assets, respectively.

Impairment of Long-Lived Assets. In the fourth quarter of 1997, the Company recorded an impairment related to its long-lived assets of approximately $69 million, which was primarily related to significantly depressed commodity prices. In the second quarter of 1998 the Company recorded an impairment, unrelated to commodity price levels, of its long-lived assets of approximately $8.0 million. This impairment is primarily related to (a) a $3.6 million impairment resulting from the loss of offshore proved reserves attributable to downhole mechanical problems encountered during a recent rework operation and
(b) a $4.0 million impairment resulting from the loss of proved reserves from lower than expected development drilling results on three of the Company's wells.

General and Administrative Expense. General and administrative expense was $2.6 million ($.25 per Mcfe) for the three months ended June 30, 1998 compared to $1.3 million ($.15 per Mcfe) for the three months ended June 30, 1997. The increase is due to increased staff costs associated with the Company's 1997 growth and the additional staff of the acquired OEDC and Carrollton entities. The Company plans to reduce annualized general and administrative costs as it integrates the acquisitions and achieves economies of scale.

Exploration and Abandonment Expense. Exploration and abandonment expense increased to $2.1 million for the three months ended June 30, 1998 from $352,000 for the three months ended June 30, 1997. The increase is primarily related to the Company's increased geological and geophysical staff and increases in seismic related costs and other exploratory costs. Part of the increase in activities is due to the Company's offshore activities as a result of its acquisition of OEDC.

Equity in Net Loss of Affiliate. The equity in net loss of affiliate is attributable to the Company's ownership in Dauphin Island Gathering Partners ("DIGP") as a result of the OEDC acquisition. Included in the equity in net loss is approximately $156,000 of the amortization of the Company's cost basis in excess of the underlying historical net assets of DIGP.

Interest Expense. Interest expense was $2.0 million for the three months ended June 30, 1998 compared to $244,000 for the three months ended June 30, 1997. This increase is primarily due to an increase in the Company's average outstanding debt. In 1997, average outstanding debt was low due to the recently completed common stock offering in December 1996. In 1998, the average outstanding debt increased over the comparable 1997 period, due primarily to the Pioneer Acquisition in December 1997, the purchase of treasury stock and the Company's capital expenditures.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Oil and Gas Revenues. Revenues from oil and gas operations totaled $40.5 million for the six months ended June 30, 1998 compared to $34.2 million for the six months ended June 30, 1997. The increase is primarily attributable to the increase in production as a result of the acquisitions made in December 1997, the increase in the average price received for gas and continued exploitation of oil and properties, offset by a decrease in the average price received for oil. Of total oil and gas revenues for the six months ended June 30, 1998, revenues of $9.7 million are attributable to the acquisitions made in December 1997. The average oil price received decreased 34% from $19.29 to $12.78 per Bbl and the average gas price received increased 3% from $1.64 to $1.73 per Mcf for the six months ended June 30, 1997 compared to the six months ended June 30, 1998. Hedging activities during the six months ended June 30, 1998 increased oil revenues approximately $206,000 (.16 per Bbl) and gas revenues approximately $2.1 million ($.15 per Mcf). There were no hedging activities during the six months ended June 30, 1997.

Production Costs. Oil and gas production costs, including production and other taxes, were $18.3 million ($.84 per Mcfe) for the six months ended June 30, 1998 compared to $12.0 million ($.76 per Mcfe) for the six months ended June 30, 1997. The increase in production costs was primarily attributable to production costs associated with the properties from the acquisitions made in December 1997, which were approximately $7.6 million ($1.68 per Mcfe). Initially, recently acquired properties generally incur significant rework expenses, which are costs incurred to perform required maintenance, workovers and other remedial activities. The properties acquired in the Pioneer Acquisition were primarily oil in nature and generally have a higher per unit operating cost as compared to gas properties. The Company expects as it integrates the recently acquired properties into its structure that the per unit operating costs should be reduced.

Depletion, Depreciation and Amortization Expense. Depletion, depreciation and amortization expense was $13.0 million for the six months ended June 30, 1998 ($.60 per Mcfe) compared to $10.1 million ($.65 per Mcfe) for the six months ended June 30, 1997. The 8% decrease per Mcfe is primarily due to the effects of the impairment taken in the fourth quarter of 1997, offset by the higher finding cost per Mcfe of the properties acquired in the 1997 acquisitions as compared to previous acquisitions. Included for the six months ended June 30, 1998 and 1997 is approximately $.03 per Mcfe and $.01 per Mcfe of depreciation and amortization associated with other property and equipment and assets, respectively.

Impairment of Long-Lived Assets. In the fourth quarter of 1997, the Company recorded an impairment related to its long-lived assets of approximately $69 million, which was primarily related to significantly depressed commodity prices. In the second quarter of 1998 the Company recorded an impairment, unrelated to commodity price levels, of its long-lived assets of approximately $8.0 million. This impairment is primarily related to (a) a $3.6 million impairment resulting from the loss of offshore proved reserves attributable to downhole mechanical problems encountered during a recent rework operation and
(b) a $4.0 million impairment resulting from the loss of proved reserves from lower than expected development drilling results on three of the Company's wells.

General and Administrative Expense. General and administrative expense was $5.3 million ($.25 per Mcfe) for the six months ended June 30, 1998 compared to $2.3 million ($.15 per Mcfe) for the six months ended June 30, 1997. The increase is due to increased staff costs associated with the Company's 1997 growth and the additional staff of the acquired OEDC and Carrollton entities. The Company plans to reduce annualized general and administrative costs as it integrates the acquisitions and achieves economies of scale.

Exploration and Abandonment Expense. Exploration and abandonment expense increased to $4.2 million for the six months ended June 30, 1998 from $756,000 for the six months ended June 30, 1997. The increase is primarily related to the Company's increased geological and geophysical staff and increases in seismic related costs and other exploratory costs. Part of the increase in activities is due to the Company's offshore activities as a result of its acquisition of OEDC.

Equity in Net Loss of Affiliate. The equity in net loss of affiliate is attributable to the Company's ownership in DIGP as a result of the OEDC acquisition. Included in the equity in net loss is approximately $316,000 of the amortization of the Company's cost basis in excess of the underlying historical net assets of DIGP.

Interest Expense. Interest expense was $3.7 million for the six months ended June 30, 1998 compared to $486,000 for the six months ended June 30, 1997. This increase is primarily due to an increase in the average outstanding debt. In 1997, average outstanding debt was low due to the recently completed common stock offering in December 1996. In 1998, the average outstanding debt increased over the comparable 1997 period, due primarily to the Pioneer Acquisition in December 1997, the purchase of treasury stock and the Company's capital expenditures.

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

Net Cash Provided by Operating Activities. Net cash provided by operating activities, before changes in operating assets and liabilities, was $5.0 and $12.2 million for the three and six months ended June 30, 1998 compared to $9.4 and $18.8 million for the three and six months ended June 30, 1997. The decrease was primarily attributable to the decrease in oil prices realized during 1998 and an increase in general and administrative, production, exploration and interest costs, offset by an increase in net revenues from the acquisitions completed in 1997.

Capital Expenditures. For 1998, the Company budgeted to spend (i) approximately $25.1 million to drill proved undeveloped properties, (ii) approximately $3.6 million on probable projects, (iii) approximately $9.6 million to explore unproven locations, (iv) approximately $15.3 million on development projects following successful exploration efforts, (v) approximately $10.4 million to acquire additional acreage and seismic, (vi) $16.0 million to fund development of pipeline and processing project investments and (vii) $3.8 million on other items. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data, (ii) the availability of sufficient capital resources by the Company and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and costs of drilling rigs and crews, (iv) the financial resources and results of the Company, and (v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will encounter, if drilled, recompleted or worked over, reservoirs of commercial quantities of natural gas or oil. Through June 30, 1998, the Company has spent less than 40% of its annual budget. At the present time, the Company expects that it will not spend all of its 1998 budget primarily as a result of deferring some of its projects (mainly oil) due to uncertainties over future commodity price levels.

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

     Cash expenditures for investing in oil and gas properties were $13.4 and $24.0 million for the three and six months ended June 30, 1998. This includes $1.6 for the acquisition of properties and $22.4 million for development and exploratory costs.

Capital Resources. The Company's primary capital resources are net cash provided by operating activities and borrowings under the Credit Agreement.

Credit Agreement. The Credit Agreement established a four year revolving credit facility, up to the maximum amount of $250 million, subject to a borrowing base to be redetermined semi-annually by the lenders based on certain proved oil and gas reserves and other assets of the Company. The borrowing base at June 30, 1998 was $165 million. The Company is negotiating with its banks for an increase in the borrowing base. To the extent that the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by the Company ratably within 180 days, by either prepaying a portion of the outstanding amounts under the Credit Agreement or pledging additional collateral to the lenders. A portion of the credit facility is available for the issuance of up to $15.0 million of letters of credit, of which $169,000 was outstanding at June 30, 1998. All outstanding amounts under the Credit Agreement are due and payable in full on January 1, 2001. The Company's outstanding long-term debt under the Credit Agreement was $109 million on June 30, 1998.

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

Liquidity and Working Capital. At June 30, 1998, the Company had $1.1 million of cash and cash equivalents as compared to $1.6 million at December 31, 1997. The Company's ratio of current assets to current liabilities was .79 at June 30, 1998, compared to 1.00 at December 31, 1997. The Company's working capital decreased $3.7 million from $28,000 at December 31, 1997 to a working capital deficit of $3.7 million at June 30, 1998. The Company maintains low cash levels for cash management purposes. The working capital deficit at June 30, 1998 is adequately covered by the Company's ability to borrow under its Credit Agreement.

Unsecured Credit Agreement. In April 1997, the Company entered into a credit agreement (the "Unsecured Credit Agreement") with Chase Bank of Texas, N.A. (the "Bank"), which establishes a revolving credit facility, up to the maximum of $5.0 million. All outstanding amounts pursuant to the Unsecured Credit Agreement are due and payable in full on or before December 31, 1999. Proceeds of the Unsecured Credit Agreement are utilized to fund short-term needs (less than thirty days). The Company owed $4.0 million under the Unsecured Credit Agreement at June 30, 1998.

   The interest rate of amounts outstanding under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable laws. Interest rates generally are the Bank's cost of funds plus 1% per annum.

OTHER MATTERS

Hedging Activities

     The Company uses swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. The Company is party to various agreements with numerous counterparties for purposes of utilizing financial instruments, of which the Company assesses the creditworthiness of its counterparties. Among other counterparties, the Company has utilized Enron Capital & Trade Resources Corp. (an affiliate of a significant stockholder of the Company) as a counterparty. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using New York Mercantile Exchange ("NYMEX") or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. The Company, at June 30, 1998, had entered into hedging transactions with respect to approximately 7,820 and 6,544 MMcfe of its 1998 and 1999, respectively, estimated production.

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

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS No. 133 is required to be implemented for the first quarter of the fiscal year ended 2000. Early adoption is permitted. The Company has not evaluated the effects of implementing SFAS No. 133.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     No significant changes in legal proceedings. See Note 3 of notes to consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company was held at 10:00 a.m., local time, on Thursday, May 28, 1998.

     (b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

     (c) Out of a total of 39,274,675 shares of common stock of the Company outstanding and entitled to vote, 33,792,776 shares were present in person or by proxy, representing approximately 86%. The only matters voted on by the stockholders, as fully described in the definitive proxy materials for the annual meeting, were the election of directors of the Company and the approval of the selection of the independent auditors for the Company for 1998. The results were as follows:

          1. To elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

                                                    Number of Shares Voting
                                      ---------------------------------------------------------
                                          For              Against           Withholding
                                      Election as        Election as      Authority to Vote for
            Nominees                   Director           Director       Election as Director
            --------                  --------------  -----------------  ----------------------

       Jack Hightower                   33,743,653            -                  49,123
       George G. Staley                 33,743,653            -                  49,123
       David R. Albin                   33,743,653            -                  49,123
       Kenneth A. Hersh                 33,743,653            -                  49,123
       William J. Vaughn, Jr.           33,743,653            -                  49,123

          2. To approve the selection by the Board of Directors, of the firm of KPMG Peat Marwick LLP as independent auditors for the Company for 1998.

               For                33,779,671
               Against                 8,464
               Abstain                 4,641

     (c)  Inapplicable.


ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

          10 Third Amendment to Amended and Restated Credit Agreement, dated May 12, 1997, among Titan Resources, L.P., the Chase Manhattan Bank, as Administrative Agent and Financial Institutions now or thereafter parties thereto.

          27   Financial Data Schedule

     (b)  Reports Submitted on Form 8-K:

          None

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TITAN EXPLORATION, INC.




                                      By:  /s /Jack Hightower
                                           -------------------------------------
                                           Jack Hightower
                                           President and Chief Executive Officer



                                      By:  /s/ William K. White
                                           -------------------------------------
                                           William K. White
                                           Vice President and Chief Financial
                                            Officer

Date:  August 14, 1998