Form 10-Q
period 1998-09-30
TITAN EXPLORATION INC
filed 1998-11-16
CIK 1024645

================================================================================
--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                           -------------------------

                                   FORM 10-Q

                           -------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998

                                      or

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

          As of November 2, 1998, 37,874,675 shares of common stock, par value $.01 per share of Titan Exploration, Inc. were outstanding.


--------------------------------------------------------------------------------
================================================================================

                               TABLE OF CONTENTS
                               -----------------


Forward Looking Information and Risk Factors................................  1

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
           and December 31, 1997............................................  2
         Unaudited Consolidated Statements of Operations for the Three and
           Nine Months Ended September 30, 1998 and 1997....................  3
         Unaudited Consolidated Statements of Cash Flows for the Three and
           Nine Months Ended September 30, 1998 and 1997....................  4
         Notes to Consolidated Financial Statements.........................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  9

                          PART II -- OTHER INFORMATION

Item 3.  Legal Proceedings.................................................  18

Item 4.  Submission of Matters to a Vote of Security Holders...............  18

Item 5.  Other Information.................................................  18

Item 6.  Exhibits and Reports on Form 8-K..................................  19

         Signatures........................................................  20

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

ITEM 1.  FINANCIAL STATEMENTS

                            TITAN EXPLORATION, INC.

                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                           September 30,         December 31,
                                     ASSETS                                                    1998                  1997
                                                                                          --------------         ------------
                                                                                           (unaudited)
Current assets:
  Cash and cash equivalents                                                                 $   2,088              $  1,603
  Restricted investments                                                                           --                 2,331
  Accounts receivable:
     Oil and gas                                                                               10,957                13,663
     Other                                                                                         88                 2,900
  Inventories                                                                                   1,271                   624
  Prepaid expenses and other current assets                                                       785                   531
                                                                                            ---------              --------
          Total current assets                                                                 15,189                21,652
                                                                                            ---------              --------

Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties                                                                        372,220               341,163
     Unproved properties                                                                       25,213                24,942
  Other property and equipment                                                                  6,279                 2,421
  Accumulated depletion, depreciation and amortization                                       (119,658)              (94,387)
                                                                                            ---------              --------
                                                                                              284,054               274,139
                                                                                            ---------              --------

Investments in affiliates and others                                                           56,320                55,900
Other assets, net of accumulated amortization of $582 in 1998 and $413 in 1997                    936                   892
                                                                                            ---------              --------
                                                                                            $ 356,499              $352,583
                                                                                            =========              ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities:
     Trade                                                                                  $   8,658              $ 16,983
     Accrued interest                                                                             443                   307
     Other                                                                                      5,312                 4,334
                                                                                            ---------              --------
          Total current liabilities                                                            14,413                21,624
                                                                                            ---------              --------

Long-term debt                                                                                135,300                85,450
Other liabilities                                                                               2,558                 2,720
Deferred income tax payable                                                                     1,467                10,368
Stockholders' equity:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized; none issued
   and outstanding                                                                                 --                    --
  Common Stock, $.01 par value, 60,000,000 shares authorized; 40,474,675 and
   40,332,497 shares issued and outstanding at September 30, 1998 and December
   31, 1997, respectively                                                                         405                   403
  Additional paid-in capital                                                                  278,020               277,500
  Treasury stock, at cost; 2,400,000 and 55,000 shares at September 30, 1998
   and December 31, 1997, respectively                                                        (18,820)                 (504)
  Deferred compensation                                                                        (6,318)              (10,108)
  Retained deficit                                                                            (50,526)              (34,870)
                                                                                            ---------              --------
          Total stockholders' equity                                                          202,761               232,421
                                                                                            ---------              --------
  Commitments and contingencies (Note 3)
                                                                                            $ 356,499              $352,583
                                                                                            =========              ========

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                Unaudited Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                         Three Months Ended                      Nine Months Ended
                                                           September 30,                           September 30,
                                               --------------------------------------  --------------------------------------
                                                      1998                1997                1998                1997
                                               ------------------  ------------------  ------------------  ------------------

Revenues -
  Oil and gas sales                                     $ 16,671             $17,932            $ 57,139             $52,100
                                                        --------             -------            --------             -------

Expenses:
  Oil and gas production                                   6,111               3,338              21,288              12,601
  Production and other taxes                               1,263               1,321               4,355               4,026
  General and administrative                               2,347               1,294               7,672               3,637
  Amortization of stock option awards                      1,263               1,263               3,790               3,790
  Exploration and abandonments                             1,876                 586               6,077               1,342
  Depletion, depreciation and amortization                 6,481               5,828              19,456              15,927
  Impairment of long-lived assets                          5,126                  --              13,143                  --
                                                        --------             -------            --------             -------

      Total expenses                                      24,467              13,630              75,781              41,323
                                                        --------             -------            --------             -------

      Operating income (loss)                             (7,796)              4,302             (18,642)             10,777
                                                        --------             -------            --------             -------

Other income (expense):
  Interest income                                             24                  37                 125                 134
  Interest expense                                        (2,349)               (339)             (6,040)               (825)
  Equity in net loss of affiliates                          (108)                 --                (349)                 --
  Other                                                       91                 (61)                447                  10
                                                        --------             -------            --------             -------

      Income (loss) before income taxes                  (10,138)              3,939             (24,459)             10,096
                                                        --------             -------            --------             -------

Income tax expense (benefit)                              (3,706)              1,379              (8,803)              3,534
                                                        --------             -------            --------             -------

      Net income (loss)                                 $ (6,432)            $ 2,560            $(15,656)            $ 6,562
                                                        ========             =======            ========             =======

      Net income (loss) per share                       $   (.17)            $   .08            $   (.40)            $   .19
                                                        ========             =======            ========             =======

      Net income (loss) per share - assuming
       dilution                                         $   (.17)            $   .07            $   (.40)            $   .18
                                                        ========             =======            ========             =======

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                            Three Months Ended     Nine Months Ended
                                                              September 30,          September 30,
                                                           --------------------  ---------------------
                                                             1998       1997        1998       1997
                                                           --------   --------    --------   --------
Cash flows from operating activities:
  Net income (loss)                                        $ (6,432)  $  2,560    $(15,656)  $  6,562
  Adjustments to reconcile net income (loss) to net cash
   provided by  operating activities:
       Depletion, depreciation and amortization               6,481      5,828      19,456     15,927
       Impairment of long-lived assets                        5,126         --      13,143         --
       Amortization of stock option awards                    1,263      1,263       3,790      3,790
       Exploration and abandonments                             974         --       3,506         --
       Equity in net loss of affiliates                         108         --         349         --
       Loss (gain) on sale of assets                             (4)        --           7         --
       Deferred income taxes                                 (3,706)     1,379      (8,803)     3,534
       Other items                                               83         --         282         --
  Changes in assets and liabilities:
       Accounts receivable                                      (79)      (771)      4,044       (527)
       Prepaid expenses and other current assets                282       (262)       (909)      (481)
       Other assets                                             (21)        --         (39)        --
       Accounts payable and accrued liabilities                 784     (1,829)     (6,062)     1,751
                                                           --------   --------    --------   --------

         Total adjustments                                   11,291      5,608      28,764     23,994
                                                           --------   --------    --------   --------

         Net cash provided by operating activities            4,859      8,168      13,108     30,556
                                                           --------   --------    --------   --------

Cash flows from investing activities:
  Redemption of restricted investment                            --         --       2,331         --
  Investing in oil and gas properties                       (18,698)   (12,158)    (42,709)   (43,089)
  Additions to other property and equipment                    (163)      (744)     (3,858)      (744)
  Capital contribution in equity investments                   (368)        --        (931)        --
  Other investing activities                                  1,381        518       1,396        (74)
                                                           --------   --------    --------   --------

         Net cash used in investing activities              (17,848)   (12,384)    (43,771)   (43,907)
                                                           --------   --------    --------   --------

Cash flows from financing activities:
  Proceeds from debt                                         22,300      4,700      51,200      8,200
  Payments of debt                                               --         --      (1,350)        --
  Exercise of stock options                                     209          7         424          7
  Purchase of treasury stock                                 (7,986)        --     (18,316)        --
  Other financing activities                                   (576)        --        (810)        --
                                                           --------   --------    --------   --------

         Net cash provided by financing activities           13,947      4,707      31,148      8,207
                                                           --------   --------    --------   --------

         Net increase (decrease) in cash and cash
          equivalents                                           958        491         485     (5,144)

Cash and cash equivalents, beginning of period                1,130        655       1,603      6,290
                                                           --------   --------    --------   --------

Cash and cash equivalents, end of period                   $  2,088   $  1,146    $  2,088   $  1,146
                                                           ========   ========    ========   ========

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                  Notes to Consolidated Financial Statements
                          September 30, 1998 and 1997
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     In the opinion of management, the unaudited consolidated financial statements of Titan Exploration, Inc. (the "Company") as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

(2)  DEBT

     Line of Credit

     On October 31, 1996, the Company entered into a credit agreement, as amended (the "Credit Agreement"), with The Chase Manhattan Bank, N.A. which establishes a four year revolving credit facility, up to the maximum amount of $250 million subject to a borrowing base. All amounts outstanding are due and payable in full by January 1, 2001. The borrowing base, which was $200 million at September 30, 1998, is subject to redetermination semiannually by the lenders based on certain proved oil and gas reserves and other assets of the Company with the next redetermination date scheduled for April 1999. At September 30, 1998, the Company was not in compliance with certain coverage tests required by its Credit Agreement. The Company obtained amendments to the Credit Agreement that adequately resolve the events of non-compliance. At September 30, 1998, the outstanding principal balance was $130.5 million and the amount available to borrow was approximately $69.4 million.

     Unsecured Credit Agreement

     In April 1997, the Company entered into a credit agreement, as amended (the "Unsecured Credit Agreement"), with Chase Bank of Texas, N.A. (the "Bank"), an affiliate of The Chase Manhattan Bank, N.A., which establishes a revolving credit facility, up to the maximum of $5 million. All outstanding amounts pursuant to the Unsecured Credit Agreement are due and payable in full on or before December 31, 1999. The interest rate of each loan under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable laws. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At September 30, 1998, the outstanding principal balance was $4.8 million.

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

     OEDC and certain of its officers and directors, as well as Natural Gas Partners, L.P. ("NGP"), the managing underwriters of OEDC's initial public offering and an analyst from each of the managing underwriters, have been named as defendants in a suit styled Eric Baron and Edward C. Allen, On behalf of Themselves and all Others Similarly Situated, v. David B. Strassner, Douglas H. Kiesewetter, David R. Albin, Natural Gas Partners, L.P., David Garcia, John J. Myers, Offshore Energy Development Corporation, Morgan Keegan & Company, Inc. and Principal Securities Inc., which was filed October 20, 1997, in the Texas State District Court of Harris County, Texas 270th Judicial District. The defendants removed plaintiffs' claims to federal court in the United States Southern District of Texas. Plaintiffs motion to have the case remanded to the state court was granted by the federal judge in April 1998. The suit seeks class certification on behalf of certain holders of common stock of OEDC, excluding the defendants and holders related to or affiliated with the defendants. The state court has denied class certification at this time, in deference to a parallel federal court action, which is described below. The state court suit alleges generally that the defendants wrongfully made false or misleading statements or omissions relating to OEDC's business and prospects in the course of OEDC's initial public offering and subsequent thereto. The state court suit seeks rescission of sales of common stock of OEDC and unspecified monetary damages, including punitive damages.

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

     Letters of Credit

     At September 30, 1998, the Company had outstanding letters of credit of $144,000, which were issued through the Credit Agreement.

(4)  COMMON STOCK

     In May 1997, the Company announced a plan to repurchase up to $25 million of the Companys common stock. The repurchases will be made periodically, depending on market conditions, and will be funded with cash flow from operations and, as necessary, borrowings under the Credit Agreement. At September 30, 1998 and December 31, 1997, the Company had purchased 2,400,000 and 55,000 shares of its common stock for approximately $18,820,000 and $504,000, respectively.

(5)  NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                           Three Months Ended    Nine Months Ended
                                                              September 30,        September 30,
                                                           -------------------  --------------------
                                                              1998       1997       1998       1997
                                                            -------    -------   --------    -------
                                                             (in thousands, except per share data)
   Numerator:
     Net income (loss) and numerator for basic and
      diluted net income (loss) per common share -
      income available to common stockholders               $(6,432)   $ 2,560   $(15,656)   $ 6,562
                                                            -------    -------   --------    -------
   Denominator:
     Denominator for basic net income (loss) per common
      share - weighted average common shares                 38,252     33,943     39,109     33,942

     Effect of dilutive securities - employee stock
      options                                                    --      1,958         --      1,860
                                                            -------    -------   --------    -------
     Denominator for diluted net income (loss) per
      common share - adjusted weighted average common
      shares and assumed conversions                         38,252     35,901     39,109     35,802
                                                            =======    =======   ========    =======

   Basic net income (loss) per common share                 $  (.17)   $   .08   $   (.40)   $   .19
                                                            =======    =======   ========    =======

   Diluted net income (loss) per common share               $  (.17)   $   .07   $   (.40)   $   .18
                                                            =======    =======   ========    =======

     Employee stock options to purchase 3,809,109, 0, 3,809,109 and 169,500 shares of common stock were outstanding during the three and nine months ended September 30, 1998 and 1997, respectively, but were not included in the computation of diluted net income (loss) per common share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company or (ii) the Company had a loss from continuing operations and, therefore, the effect would be antidilutive.

(6)  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes various swap contracts and other financial instruments to hedge the effect of price changes on future gas production. The following table sets forth the future volumes hedged by year and the range of prices to be received based upon the fixed price of the commodity price collars and other financial instruments outstanding as of September 30, 1998:

                                               Gas
                                              Volume               Price per
        Year                                  (MMcf)                  Mcf
        ----                                  ------                  ---
        Gas commodity price collars:
                 1998                          3,864              $1.81 to $3.10
                 1999                         11,134              $1.81 to $3.10
                 2000                          1,365              $1.98 to $2.33

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company is an independent energy company engaged in the exploitation, development, exploration and acquisition of oil and gas properties. The Company's strategy is to grow reserves, production and net income per share through (i) the exploitation and development of its reserve base, (ii) the acquisition of producing properties that provide significant development and exploratory drilling potential, (iii) the exploration for oil and gas reserves,
(iv) capitalization on advanced technology to identify, explore and exploit projects, (v) financial flexibility, and (vi) a low overhead and operating cost structure. The Company has grown rapidly through the acquisition and exploitation of oil and gas properties, consummating the 1995 Acquisition for a purchase price of approximately $41.0 million, the 1996 Acquisition for approximately $136.0 million and the Pioneer Acquisition, in 1997, for approximately $55.8 million. In addition, in December 1997, the Company issued 5,486,734 shares and 899,965 shares of the Company's common stock in connection with the Offshore Energy Development Corporation ("OEDC") acquisition and the Carrollton Resources, L.L.C. ("Carrollton") acquisition, respectively.

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

   The Company uses the successful efforts method of accounting for its oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that result in proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not result in proved reserves, and geological and geophysical costs are expensed. Costs of significant nonproducing properties, wells in the process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined.

IMPACT OF CRUDE OIL PRICES

   During the nine months ended September 30, 1998, the posted price of West Texas intermediate crude oil (the "West Texas Crude Oil Price") ranged from $15.75 to $9.00 per barrel. These low prices are thought to be caused primarily by an oversupply of crude oil inventory created, in part, by an unusually warm winter in the United States and Europe, the apparent unwillingness of OPEC countries to abide by their respective crude oil production quotas and a possible decline in demand in certain Asian markets.

   If the West Texas Crude Oil Price worsens or persists for a protracted period, it would adversely affect the Company's revenues, net income and cash
flows from operations.   Also, if these prices maintain their present level for
an extended time period or decline further the Company may delay or postpone certain of its capital projects.

   If the posted price for West Texas Crude Oil Price remains at current levels or continues to decline, the Company would expect that it may be required to record an impairment to its oil and gas properties in 1998. The extent of an impairment, if any, cannot be determined.

RECENT DEVELOPMENTS

   The Company has drilled the Vermillion Block 253 #A-1 well, in the Gulf of Mexico, to a depth of approximately 11,035' and is preparing to run a production liner. Mud log shows supported by open hole logs and sidewall cores indicate potential oil and gas zones from multiple pay intervals. Although the Company is enthusiastic about these shows and the potential of this well, production testing and additional drilling is necessary before the Company can accurately determine the effect on future cash flows and reserves. The Company is the operator and has a 50% working interest in this Block.

   The Company drilled the Vermillion Block 252 #F-4 and has completed the well as a dual flowing well. The gas condensate completion has been completed and the well is flowing approximately 1,025 barrels of condensate per day and 1.3 Mmcf of gas per day. The oil zone is awaiting pipeline construction to an adjacent platform and oil production is expected to commence during the first quarter of 1999. The Company is the operator of the block and owns a 41.25% working interest.

   The Eller #1 has been completed in the deep, downdip overpressured Austin Chalk and is expected to commence production by mid-November 1998. The Company owns a 33% working interest in this non-operated well and plans additional drilling on other joint venture acreage in the area in the near future.

   The Habanero #1, the Company's first Webb County, Texas, well, is currently flowing at a rate of approximately 600 Mcf per day, of which the Company has a 50% working interest. The rate and pressure are down from an initial rate of approximately 2.5 Mmcf per day and significantly higher flowing tubing pressures. The Company is currently considering additional testing to determine whether stimulation might achieve greater production levels. While the Company is disappointed in the initial results of this first well on its 190,000 acres, the presence of natural gas coupled with good reservoir quality supports additional drilling activities. The Company will spud its second Webb County well, which it has a 100% working interest, during November 1998 to further test the acreage.

   The Company is currently targeting assets, which it believes to be non-strategic in its West Texas, Gulf Coast and Gulf of Mexico regions for disposition. The dispositions of properties would allow the Company to (a) reduce its long-term debt, (b) redeploy capital to higher return projects or acquisitions and (c) eliminate certain administrative costs.

   The Company recently reduced its staff in its Gulf Coast and Gulf of Mexico regions as part of integrating the December 1997 OEDC and Carrollton acquisitions and as part of its plans to divest non-strategic assets in these regions. The Company believes it will further reduce its administrative costs in these regions upon completion of the dispositions. However, the full impact of these cost reductions may not be visible until the first or second quarter of 1999.


YEAR 2000 ISSUES

   The Company is working to resolve the potential impact of the "Year 2000 Issue" on the ability of the Company's information technology systems and embedded technology to accurately process information that may be date-sensitive. Any of the Company's software programs or embedded technology that recognize a date using "00" as the year 1900 rather than the year 2000 could result in system failures or miscalculations causing disruptions of operations.

   The Company has reviewed the effect of the Year 2000 Issue relating to its information systems. Upgrades or replacement of the Company's software and hardware, if necessary, to be year 2000 compliant is underway. The Company plans, once it believes its systems are year 2000 compliant, to test its systems in the first half of 1999. The Company has determined that the Year 2000 Issue directly related to its information systems will not have a material impact on its business, operations or its financial position.

   The Company has begun communications with its significant suppliers and purchasers to determine if those parties have appropriate plans to remedy Year 2000 Issue when their systems interface with the Company's systems or may otherwise impact the operations of the Company. However, the Company cannot determine what effect, if any, the Year 2000 Issue affecting its vendors, customers, other businesses and the numerous local, state, federal and other U.S. and foreign governmental entities with which it conducts business or by which it is regulated, governed or taxed will have on its business or financial position. If these outside parties fail to become year 2000 compliant it could result in an interruption of the Company's business.

   The Company does not have a formal contingency plan. If unforeseen problems are encountered that relate to the Year 2000 Issue, possible solutions will be evaluated and the most efficient will be enacted.

   The costs of the Company's Year 2000 evaluation and modifications and the date on which the Company plans to complete the Year 2000 evaluations and modifications are based on estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved. Actual results could differ materially from the projections. Specific factors that might cause a material change include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer programs and microprocessors, and similar uncertainties.

OPERATING DATA

   The following table sets forth the Company's historical operating data for the periods indicated.

                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30,                         September 30,
                                                      ------------------------------------  ------------------------------------
                                                             1998               1997               1998               1997
                                                           -------             ------            -------            -------
   Production:
     Oil (MBbls)                                               618                501              1,877              1,396
     Gas (MMcf)                                              6,392              5,639             20,516             15,938
     Total (MMcfe)                                          10,100              8,645             31,778             24,314

   Average Sales Prices Per Unit (excluding
    effects of hedging activities):
     Oil (Bbl)                                             $ 11.70             $17.29            $ 12.31            $ 18.64
     Gas (Mcf)                                             $  1.40             $ 1.61            $  1.52            $  1.63
     Total (Mcfe)                                          $  1.60             $ 2.06            $  1.65            $  2.14

   Average Sales Prices Per Unit (including
    effects of hedging activities):
     Oil (Bbl)                                             $ 11.70             $17.48            $ 12.42            $ 18.64
     Gas (Mcf)                                             $  1.48             $ 1.61            $  1.65            $  1.63
     Total (Mcfe)                                          $  1.65             $ 2.06            $  1.80            $  2.14

   Expenses Per Mcfe:
     Production costs, excluding production
      and other taxes                                      $   .61             $  .39            $   .67            $   .52
     Production and other taxes                            $   .13             $  .15            $   .14            $   .16
     General and administrative                            $   .23             $  .15            $   .24            $   .15
     Depletion, depreciation and amortization              $   .64             $  .67            $   .61            $   .66

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Oil and Gas Revenues. Revenues from oil and gas operations totaled $16.7 million for the three months ended September 30, 1998 compared to $17.9 million for the three months ended September 30, 1997. The decrease is primarily attributable to a significant decrease in commodity prices, partially offset by an increase in production attributable to the acquisitions made in December 1997 and continued exploitation of the Company's oil and gas properties. Of total oil and gas revenues for the three months ended September 30, 1998, revenues of approximately $4.4 million are attributable to the acquisitions made in December 1997. The average oil price received decreased 33% from $17.48 to $11.70 per Bbl and the average gas price received decreased 8% from $1.61 to $1.48 per Mcf for the three months ended September 30, 1997 compared to the
three months ended September 30, 1998.    During the three months ended
September 30, 1998 and 1997, oil and gas revenues included approximately $496,000 and $93,000 associated with hedging activities, respectively.

Production Costs. Oil and gas production costs, including production and other taxes, were $7.4 million ($.74 per Mcfe) for the three months ended September 30, 1998 compared to $4.7 million ($.54 per Mcfe) for the three months ended September 30, 1997. The increase in production costs was primarily attributable to production costs associated with the properties from the acquisitions made in December 1997, which were approximately $2.2 million ($1.01 per Mcfe). Initially, recently acquired properties generally incur significant rework expenses, which are costs incurred to perform required maintenance, workovers and other remedial activities. The properties acquired in the Pioneer Acquisition were primarily oil in nature and generally have a higher per unit operating cost as compared to gas properties. The Company expects as it integrates the acquired properties into its structure that the per unit operating costs should be reduced.

Depletion, Depreciation and Amortization Expense. Depletion, depreciation and amortization expense was $6.5 million for the three months ended September 30, 1998 ($.64 per Mcfe) compared to $5.8 million ($.67 per Mcfe) for the three months ended September 30, 1997. The 4% decrease per Mcfe is primarily due to the effects of the impairment taken in the fourth quarter of 1997, offset by the higher finding cost per Mcfe of the properties acquired in the 1997 acquisitions as compared to previous acquisitions. Included for the three months ended September 30, 1998 and 1997 is approximately $.03 per Mcfe and $.01 per Mcfe of depreciation and amortization associated with other property and equipment and other assets, respectively.

Impairment of Long-Lived Assets. In the fourth quarter of 1997, the Company recorded an impairment related to its long-lived assets of approximately $69 million, which was primarily related to significantly depressed commodity prices. In the third quarter of 1998, the Company recorded an impairment, unrelated to commodity price levels, of its long-lived assets of approximately $5.1 million. The impairment is primarily related to the loss of proved reserves from lower than expected development drilling results on wells in two fields in the Company's Gulf Coast region.

General and Administrative Expense. General and administrative expense was $2.3 million ($.23 per Mcfe) for the three months ended September 30, 1998 compared to $1.3 million ($.15 per Mcfe) for the three months ended September 30, 1997. The increase is due to increased staff costs associated with the Company's 1997 growth and the additional staff of the acquired OEDC and Carrollton entities. The Company plans to reduce annualized general and administrative costs as it integrates the acquisitions and achieves economies of scale.

Exploration and Abandonment Expense. Exploration and abandonment expense increased to $1.9 million for the three months ended September 30, 1998 from $586,000 for the three months ended September 30, 1997. The increase is primarily related to the Company's increased exploration activities.

Equity in Net Loss of Affiliates. The equity in net loss of affiliates is attributable to the Company's ownership in Dauphin Island Gathering Partners ("DIGP") and Mobile Bay Processing Partners ("MBPP") obtained in the OEDC acquisition. Included in the equity in net loss is approximately $158,000 of amortization of the Company's cost basis in excess of the underlying historical net assets of DIGP.

Interest Expense. Interest expense was $2.3 million for the three months ended September 30, 1998 compared to $339,000 for the three months ended September 30, 1997. This increase is primarily due to an increase in the Company's average outstanding debt. In 1997, average outstanding debt was low due to the recently completed common stock offering in December 1996. In 1998, the average outstanding debt increased over the comparable 1997 period, due primarily to the Pioneer Acquisition in December 1997, the purchase of treasury stock, the Company's capital program and the assumption of $15.8 million in debt associated with the OEDC and Carrollton acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Oil and Gas Revenues. Revenues from oil and gas operations totaled $57.1 million for the nine months ended September 30, 1998 compared to $52.1 million for the nine months ended September 30, 1997. The increase is primarily attributable to the increase in production as a result of the acquisitions made in December 1997 and continued exploitation of the Company's oil and properties, offset by a significant decrease in the average price received for oil. Of total oil and gas revenues for the nine months ended September 30, 1998, revenues of $13.8 million are attributable to the acquisitions made in December 1997. The average oil price received decreased 33% from $18.64 to $12.42 per Bbl and the average gas price received increased 1% from $1.65 to $1.63 per Mcf for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1998, respectively. During the nine months ended September 30, 1998 and 1997, oil and gas revenues included approximately $2.8 million and $93,000 associated with hedging activities, respectively.

Production Costs. Oil and gas production costs, including production and other taxes, were $25.6 million ($.81 per Mcfe) for the nine months ended September 30, 1998 compared to $16.6 million ($.68 per Mcfe) for the nine months ended September 30, 1997. The increase in production costs was primarily attributable to production costs associated with the properties from the acquisitions made in December 1997, which were approximately $10.0 million ($1.49 per Mcfe). Initially, recently acquired properties generally incur significant rework expenses, which are costs incurred to perform required maintenance, workovers and other remedial activities. The properties acquired in the Pioneer Acquisition were primarily oil in nature and generally have a higher per unit operating cost as compared to gas properties. The Company expects as it integrates the acquired properties into its structure that the per unit operating costs should be reduced.

Depletion, Depreciation and Amortization Expense. Depletion, depreciation and amortization expense was $19.5 million ($.61 per Mcfe) for the nine months ended September 30, 1998 compared to $15.9 million ($.66 per Mcfe) for the nine months ended September 30, 1997. The 7.6% decrease per Mcfe is primarily due to the effects of the impairment taken in the fourth quarter of 1997, offset by the higher finding cost per Mcfe of the properties acquired in the 1997 acquisitions as compared to previous acquisitions. Included for the nine months ended September 30, 1998 and 1997 is approximately $.02 per Mcfe and $.01 per Mcfe of depreciation and amortization associated with other property and equipment and other assets, respectively.

Impairment of Long-Lived Assets. In the fourth quarter of 1997, the Company recorded an impairment related to its long-lived assets of approximately $69 million, which was primarily related to significantly depressed commodity prices. In the second and third quarters of 1998, the Company recorded impairments, unrelated to commodity price levels, of its long-lived assets of approximately $13.1 million. This impairment is primarily related to (a) a $3.6 million impairment resulting from the loss of offshore proved reserves attributable to downhole mechanical problems encountered during a rework operation and (b) a $9.5 million impairment resulting from the loss of proved reserves from lower than expected development drilling results on wells primarily in the Gulf Coast region.

General and Administrative Expense. General and administrative expense was $7.7 million ($.24 per Mcfe) for the nine months ended September 30, 1998 compared to $3.6 million ($.15 per Mcfe) for the nine months ended September 30, 1997. The increase is due to increased staff costs associated with the Company's 1997 growth and the additional staff of the acquired OEDC and Carrollton entities. The Company plans to reduce annualized general and administrative costs as it integrates the acquisitions and achieves economies of scale.

Exploration and Abandonment Expense. Exploration and abandonment expense increased to $6.1 million for the nine months ended September 30, 1998 from $1.3 million for the nine months ended September 30, 1997. The increase is primarily related to the Company's increased exploration activities

Equity in Net Loss of Affiliates. The equity in net loss of affiliates is attributable to the Company's ownership in DIGP and MBPP as a result of the OEDC acquisition. Included in the equity in net loss is approximately $474,000 of amortization of the Company's cost basis in excess of the underlying historical net assets of DIGP.

Interest Expense. Interest expense was $6.0 million for the nine months ended September 30, 1998 compared to $825,000 for the nine months ended September 30, 1997. This increase is primarily due to an increase in the average outstanding debt. In 1997, average outstanding debt was low due to the recently completed common stock offering in December 1996. In 1998, the average outstanding debt increased over the comparable 1997 period, due primarily to the Pioneer Acquisition in December 1997, the purchase of treasury stock, the Company's capital program and the assumption of $15.8 million in debt associated with the OEDC and Carrollton acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary sources of capital have been its initial capitalization, private equity sales, bank financing, cash flow from operations and the Company's initial public offering. The Company requires capital primarily for the exploration, development, exploitation and acquisition of oil and gas properties, the repayment of indebtedness and general working capital needs.

Net Cash Provided by Operating Activities. Net cash provided by operating activities, before changes in operating assets and liabilities, was $3.9 and $16.1 million for the three and nine months ended September 30, 1998 compared to $11.0 and $29.8 million for the three and nine months ended September 30, 1997. The decrease was primarily attributable to the decrease in oil prices realized during 1998 and an increase in general and administrative, production, exploration and interest costs, offset by an increase in net revenues from the acquisitions completed in 1997.

Capital Expenditures. For 1998, the Company budgeted to spend (i) approximately $25.1 million to drill proved undeveloped properties, (ii) approximately $3.6 million on probable projects, (iii) approximately $9.6 million to explore unproven locations, (iv) approximately $15.3 million on development projects following successful exploration efforts, (v) approximately $10.4 million to acquire additional acreage and seismic, (vi) $16.0 million to fund development of pipeline and processing project investments and (vii) $3.8 million on other items. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data, (ii) the availability of sufficient capital resources by the Company and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and costs of drilling rigs and crews, (iv) the financial resources and results of the Company, and (v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will encounter, if drilled, recompleted or worked over, reservoirs of commercial quantities of natural gas or oil. Through September 30, 1998, the Company has spent less than 56% of its annual budget. At the present time, the Company expects that it will not spend all of its 1998 budget primarily as a result of deferring some of its exploration and production projects (mainly oil) and the $16 million pipeline and processing project investments due to uncertainties over future commodity price levels.

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

   Cash expenditures for investing in oil and gas properties were $18.7 and $42.7 million for the three and nine months ended September 30, 1998. This includes $3.2 million for the acquisition of developed and undeveloped properties and $39.5 million for development and exploratory costs for the nine months ended September 30, 1998.

Capital Resources. The Company's primary capital resources are net cash provided by operating activities and borrowings under the Credit Agreement.

Credit Agreement. The Credit Agreement established a four year revolving credit facility, up to the maximum amount of $250 million, subject to a borrowing base to be redetermined semi-annually by the lenders based on certain proved oil and gas reserves and other assets of the Company. The borrowing base at September 30, 1998 was $200 million. To the extent that the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by the Company ratably within 180 days, by either prepaying a portion of the outstanding amounts under the Credit Agreement or pledging additional collateral to the lenders. A portion of the credit facility is available for the issuance of up to $15.0 million of letters of credit, of which $144,000 was outstanding at September 30, 1998. All outstanding amounts under the Credit Agreement are due and payable in full on January 1, 2001. The Company's outstanding long-term debt under the Credit Agreement was $130.5 million on September 30, 1998.

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

Liquidity and Working Capital. At September 30, 1998, the Company had $2.1 million of cash and cash equivalents as compared to $1.6 million at December 31, 1997. The Company's ratio of current assets to current liabilities was 1.05 at September 30, 1998, compared to 1.00 at December 31, 1997. The Company's working capital increased $748,000 from $28,000 at December 31, 1997 to $776,000 at September 30, 1998. The Company maintains low cash levels for cash management purposes.

Unsecured Credit Agreement. In April 1997, the Company entered into a credit agreement (the "Unsecured Credit Agreement") with Chase Bank of Texas, N.A. (the "Bank"), which establishes a revolving credit facility, up to the maximum of $5.0 million. All outstanding amounts pursuant to the Unsecured Credit Agreement are due and payable in full on or before December 31, 1999. Proceeds of the Unsecured Credit Agreement are utilized to fund short-term needs (less than thirty days). The Company owed $4.8 million under the Unsecured Credit Agreement at September 30, 1998.

   The interest rate of amounts outstanding under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable laws. Interest rates generally are the Bank's cost of funds plus 1% per annum.

OTHER MATTERS

Hedging Activities

   The Company uses swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. The Company is party to various agreements with numerous counterparties for purposes of utilizing financial instruments, of which the Company assesses the creditworthiness of its counterparties. Among other counterparties, the Company has utilized Enron Capital & Trade Resources Corp. (an affiliate of a significant stockholder of the Company) as a counterparty. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using New York Mercantile Exchange ("NYMEX") or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. The Company, at September 30, 1998, had entered into hedging transactions with respect to approximately 3,864, 11,134 and 1,365 MMcfe of its 1998, 1999 and 2000,
estimated production, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1 Lease Amendment to the Lease Agreement dated April 4, 1997 between Fasken Center, LTD. and Titan Exploration, Inc.

              10.2  Titan Matching Plan, effective as of September 1, 1998.

              10.3 Amended and Restated Titan 401(k) Plan, effective as of September 1, 1998. (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-62115, and incorporated herein by reference).

              27    Financial Data Schedule

         (b)  Reports Submitted on Form 8-K:

              None.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TITAN EXPLORATION, INC.




                                      By:  /s/ Jack Hightower
                                           -------------------------------------
                                           Jack Hightower
                                           President and Chief Executive Officer



                                      By:  /s/ William K. White
                                           -------------------------------------
                                           William K. White
                                           Vice President and Chief Financial
                                           Officer


Date:  November 13, 1998