Form 10-Q
period 1999-03-31
TITAN EXPLORATION INC
filed 1999-05-17
CIK 1024645

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                 ---------------------------------------------

                                   FORM 10-Q
                 --------------------------------------------



[X]  Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1999

                                      or

[ ]  Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____


                      Commission File Number:  000-21843


                            TITAN EXPLORATION, INC.
            (Exact name of Registrant as specified in its charter)


                     Delaware                        75-2671582
           (State or other jurisdiction           (I.R.S. Employer
                of incorporation or              Identification No.)
                  organization



                 500 W. Texas, Suite 200                   79701
                       Midland, Texas                   (Zip Code)
           (Address of principal executive offices)


                                (915) 498-8600
             (Registrant's telephone number, including area code)


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
                                               ---    ---

          As of May 3, 1999, 37,934,675 shares of common stock, par value $.01 per share of Titan Exploration, Inc. were outstanding.

===============================================================================

                               TABLE OF CONTENTS
                               -----------------

Forward Looking Information and Risk Factors ...................................................   1

                             PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------
           Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and December 31, 1998...   2
           Unaudited Consolidated Statements of Operations for the three months ended
           March 31, 1999 and 1998..............................................................   3
           Unaudited Consolidated Statements of Cash Flows for the three months ended
           March 31, 1999 and 1998..............................................................   4
           Notes to Consolidated Financial Statements...........................................   5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations   9
           -------------------------------------------------------------------------------------

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................  15
           ---------------------------------------------------------

                             PART II -- OTHER INFORMATION
Item 5.    Other Information....................................................................  16
           -----------------

Item 6.    Exhibits and Reports on Form 8-K.....................................................  16
           --------------------------------

           Signatures...........................................................................  17


                            TITAN EXPLORATION, INC.

                  FORWARD LOOKING INFORMATION AND RISK FACTORS

       Titan Exploration, Inc. (the "Company") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells the Company anticipates drilling through 1999, potential reserves and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, government regulations and other factors set forth in the Company's Annual Report on Form 10-K. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

Item 1.      Financial Statements

                            TITAN EXPLORATION, INC.

                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                      March 31,          December 31,
                                     ASSETS                                              1999                1998
                                                                                  ------------------  ------------------
                                                                                     (unaudited)
Current assets:
  Cash and cash equivalents                                                               $   1,086            $    610
  Accounts receivable:
     Oil and gas                                                                             10,027              13,497
     Other                                                                                      770                 761
  Inventories                                                                                 1,416               1,276
  Assets held for sale                                                                       84,301             109,452
  Prepaid expenses and other current assets                                                     371                 316
                                                                                          ---------            --------
          Total current assets                                                               97,971             125,912
                                                                                          ---------            --------

Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties                                                                      301,903             299,412
     Unproved properties                                                                      7,803               6,699
  Other property and equipment                                                                6,353               6,340
  Accumulated depletion, depreciation and amortization                                     (102,860)            (98,095)
                                                                                          ---------            --------
Other assets, net of accumulated amortization of $700 in 1999 and $639 in  1998             231,199             214,356

                                                                                                734                 754
                                                                                          ---------            --------

                                                                                          $ 311,904            $341,022
                                                                                          =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities:
     Trade                                                                                $   8,651            $ 14,097
     Accrued interest                                                                         1,624                 466
     Other                                                                                    5,638               5,652
                                                                                          ---------            --------
          Total current liabilities                                                          15,913              20,215
                                                                                          ---------            --------

Long-term debt                                                                              148,300             144,200
Other liabilities                                                                             5,077               5,253
Stockholders' equity:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized; none issued
   and outstanding                                                                                -                   -
  Common Stock, $.01 par value, 60,000,000 shares authorized; 40,534,675 shares
   issued and outstanding at March 31, 1999 and December 31, 1998                               405                 405
  Additional paid-in capital                                                                278,109             278,109
  Treasury stock, at cost; 2,600,000 shares at March 31, 1999 and December 31, 1998         (20,020)            (20,020)
  Deferred compensation                                                                      (3,790)             (5,053)
  Accumulated deficit                                                                      (112,090)            (82,087)
                                                                                          ---------            --------
          Total stockholders' equity                                                        142,614             171,354
                                                                                          ---------            --------
  Commitments and contingencies (Note 3)                                                  $ 311,904            $341,022
                                                                                          =========            ========

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                Unaudited Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                              ------------------------------------------
                                                                                      1999                  1998
                                                                              --------------------  --------------------
Revenues:
  Gas sales                                                                              $  8,411               $13,518
  Oil sales                                                                                 6,369                 8,589
                                                                                         --------               -------

       Total revenues                                                                      14,780                22,107
                                                                                         --------               -------

Expenses:
  Oil and gas production                                                                    4,953                 8,060
  Production and other taxes                                                                1,207                 1,619
  General and administrative                                                                2,169                 2,731
  Amortization of stock option awards                                                       1,263                 1,264
  Exploration and abandonment (Note 7)                                                      2,545                 2,094
  Depletion, depreciation and amortization                                                  4,826                 6,763
  Impairment of long-lived assets                                                          25,900
                                                                                         --------               -------

       Total expenses                                                                      42,863                22,531
                                                                                         --------               -------

       Operating loss                                                                     (28,083)                 (424)
                                                                                         --------               -------

Other income (expense):
  Interest income                                                                              11                    65
  Interest expense                                                                         (2,551)               (1,707)
  Gain (loss) on sale of assets                                                               202                    (3)
  Equity in net loss of affiliates                                                           (115)                 (132)
  Other                                                                                       533                   156
                                                                                         --------               -------

       Loss before income taxes                                                           (30,003)               (2,045)
                                                                                         --------               -------

Income tax benefit                                                                              -                  (720)
                                                                                         --------               -------

       Net loss                                                                          $(30,003)              $(1,325)
                                                                                         ========               =======

       Net loss per share                                                                $   (.79)              $  (.03)
                                                                                         ========               =======

       Net loss per share - assuming dilution                                            $   (.79)              $  (.03)
                                                                                         ========               =======

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                              ----------------------------------------
                                                                                      1999                 1998
                                                                              --------------------  ------------------
Cash flows from operating activities:
  Net loss                                                                               $(30,003)           $ (1,325)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Depletion, depreciation and amortization                                             4,826               6,763
       Impairment of long-lived assets                                                     25,900
       Amortization of stock option awards                                                  1,263               1,264
       Exploration and abandonments                                                         2,015               1,096
       Equity in net loss of affiliate                                                        115                 132
       Loss (gain) on sale of assets                                                         (202)                  3
       Deferred income taxes                                                                    -                (720)
       Other items                                                                            137                   -
  Changes in assets and liabilities:
       Accounts receivable                                                                  3,461               2,229
       Prepaid expenses and other current assets                                             (195)             (1,440)
       Other assets                                                                            (2)                (94)
       Accounts payable and accrued liabilities                                            (4,158)             (3,227)
                                                                                         --------            --------

         Total adjustments                                                                 33,160               6,006
                                                                                         --------            --------

         Net cash provided by operating activities                                          3,157               4,681
                                                                                         --------            --------

Cash flows from investing activities:
  Redemption of restricted investment                                                                           2,331
  Investing in oil and gas properties                                                      (6,920)            (10,588)
  Additions to other property and equipment                                                   (13)             (3,401)
  Contributions in equity investments of affiliates                                          (615)                (78)
  Proceeds from sale of assets                                                                805                  17
                                                                                         --------            --------

         Net cash used in investing activities                                             (6,743)            (11,719)
                                                                                         --------            --------

Cash flows from financing activities:
  Proceeds from debt                                                                        4,100              17,100
  Payments of debt                                                                              -              (1,350)
  Exercise of stock options                                                                     -                  14
  Purchase of treasury stock                                                                    -              (5,376)
  Other financing activities                                                                  (38)               (17)
                                                                                         --------           --------

         Net cash provided by financing activities                                          4,062              10,371
                                                                                         --------            --------

         Net increase in cash and cash equivalents                                            476               3,333

Cash and cash equivalents, beginning of period                                                610               1,603
                                                                                         --------            --------

Cash and cash equivalents, end of period                                                 $  1,086            $  4,936
                                                                                         ========            ========

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                   Notes to Consolidated Financial Statements
                            March 31, 1999 and 1998
                                  (Unaudited)


(1)  Basis of Presentation

     In the opinion of management, the unaudited consolidated financial statements of Titan Exploration, Inc. (the "Company") as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Form 10-K.

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

     Reclassifications

     Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentations.

(2)  Debt

     Line of Credit

     The Company anticipates entering into a new credit agreement prior to May 31, 1999 which will principally amend the credit agreement (the "Credit Agreement"), dated October 31,1996, with Chase Bank of Texas, N.A. and other syndicate banks which established a four year revolving credit facility, up to the maximum amount of $250 million subject to a borrowing base. All amounts outstanding are due and payable in full by January 1, 2001. The borrowing base, which was $200 million at March 31, 1999, is subject to redetermination annually each April by the lenders based on certain proved oil and gas reserves and other assets of the Company. The borrowing base redetermination has not been reset by the lenders, as the lenders have not yet determined the effect the asset sales will have on the borrowing base. The Company does not anticipate a material downward adjustment as less than 13% of the Company's proved reserves have been sold or are anticipated to be sold. At March 31, 1999, the outstanding principal balance was $145 million and the amount available to borrow was approximately $55 million.

     At March 31, 1999, the Company was not in compliance with a coverage test required by the Credit Agreement. The Company has received a waiver for the event of non-compliance and believes that it will be able to meet the coverage test in the periods following the term of the waiver.

     Unsecured Credit Agreement

     In April 1997, the Company entered into a credit agreement, as amended (the "Unsecured Credit Agreement"), with Chase Bank of Texas, N.A. (the "Bank"), an affiliate of The Chase Manhattan Bank, N.A., which establishes a revolving credit facility, up to the maximum of $5 million. All outstanding amounts pursuant to the Unsecured Credit Agreement are due and payable in full on or before December 31, 1999. The interest rate of each loan under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable laws. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At March 31, 1999, the outstanding principal balance was $3.3 million.

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

     OEDC and certain of its officers and directors, as well as Natural Gas Partners, L.P. ("NGP"), the managing underwriters of OEDC's initial public offering and an analyst from each of the managing underwriters, have been named as defendants in a suit styled Eric Baron and Edward C. Allen, On behalf of Themselves and all Others Similarly Situated, v. David B. Strassner, Douglas H. Kiesewetter, David R. Albin, Natural Gas Partners, L.P., David Garcia, John J. Myers, Offshore Energy Development Corporation, Morgan Keegan & Company, Inc. and Principal Securities Inc., which was filed October 20, 1997, in the Texas State District Court of Harris County, Texas 270th Judicial District. The defendants removed plaintiffs' claims to federal court in the United States Southern District of Texas. Plaintiffs motion to have the case remanded to the state court was granted by the federal judge in April 1998. The suit seeks class certification on behalf of certain holders of common stock of OEDC, excluding the defendants and holders related to or affiliated with the defendants. The suit alleges generally that the defendants wrongfully made false or misleading statements or omissions relating to OEDC's business and prospects in the course of OEDC's initial public offering and subsequent thereto. The suit seeks rescission of sales of common stock of OEDC and unspecified monetary damages, including punitive damages. The state court judge has declined to certify the case at this time until resolution of the federal action, which is described below.

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

     Discovery in the federal action has commenced. A mediation hearing was held on April 20, 1999 which did not result in any final resolutions to the cases.

     The Company is involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     Letters of Credit

     At March 31, 1999, the Company had outstanding letters of credit of $144,000, which were issued under the Credit Agreement.

(4)  Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                          Three Months Ended March 31,
                                                                  --------------------------------------------
                                                                          1999                   1998
                                                                  ---------------------  ---------------------
                                                                     (in thousands, except per share data)

   Numerator:
      Net loss and numerator for basic and diluted net loss per
       common share - income available to common stockholders                 $(30,003)               $(1,325)
                                                                              ========                =======

   Denominator:
      Denominator for basic net loss per common share -
       weighted average common shares                                           37,935                 39,875

      Effect of dilutive securities - employee stock options                         -                      -
                                                                              --------                -------
      Denominator for diluted net loss per common share -
       adjusted weighted average common shares and assumed
       conversions                                                              37,935                 39,875
                                                                              ========                =======


   Basic net loss per common share                                            $   (.79)               $  (.03)
                                                                              ========                =======

   Diluted net loss per common share                                          $   (.79)               $  (.03)
                                                                              ========                =======

     Employee stock options to purchase 4,252,728 and 4,587,832 shares of common stock were outstanding during 1999 and 1998, respectively, but were not included in the computation of diluted net loss per common share because the Company had a loss from continuing operations and, therefore, the effect would be antidilutive.

(5)  Derivative Financial Instruments

     The Company utilizes various swap contracts and other financial instruments to hedge the effect of price changes on future gas production. The following table sets forth the future volumes hedged by year and the range of prices to be received based upon the fixed price of the individual swap contracts and other financial instruments outstanding at March 31, 1999:



                                      Gas Volume
Year                                    (MMbtu)        Floor       Ceiling
----                                  ----------       -----       -------
                                                       (dollars per MMbtu)

   Gas commodity price collars:

      1999                            7,593,000        $1.90         $2.44
      2000                            1,365,000        $1.98         $2.33

(6)    Other Liabilities

       The other current and noncurrent liabilities consist of the following (in thousands):

                                                                 March 31,            December 31,
                                                                    1999                  1998
                                                                -----------           ------------
Other current liabilities:
      Capital costs and operating expenses                          $1,283                $2,220
      Gas processing obligation                                        564                   564
      Restructuring costs                                              625                   625
      Oil and gas payables                                           1,074                 1,106
      Other                                                          2,092                 1,137
                                                                    ------                ------

                                                                    $5,638                $5,652
                                                                    ======                ======

   Other noncurrent liabilities:
      Gas processing obligation                                     $1,130                $1,130
      Environmental reserve                                            824                   824
      Plugging and abandonment reserve                               2,483                 2,483
      Gas and pipeline imbalances                                      204                   225
      Other                                                            436                   591
                                                                    ------                ------

                                                                    $5,077                $5,253
                                                                    ======                ======

(7)    Exploration and Abandonment

       Exploration and abandonment expense consist of the following (in thousands):

                                                                     Three months ended March 31,
                                                              ------------------------------------------
                                                                     1999                  1998
                                                              --------------------  --------------------
   Geological and geophysical staff                                $  270                $  352
   Uneconomical exploratory wells                                   1,914                   525
   Seismic costs                                                      101                   407
   Delay rentals                                                       79                   456
   Plugging and abandonment reserve                                     -                   244
   Other                                                              181                   110
                                                                   ------                ------

                                                                   $2,545                $2,094
                                                                   ======                ======

(8)  Impairment of Long-Lived Assets

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

     In 1999, the Company recognized an impairment of $25.9 million on the assets held for sale. The impairment was the result of comparing the estimated sales proceeds, less costs to sell, to the underlying net cost basis of each specific portfolio of assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Asset Divestitures

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

     In April 1999, the Company entered into an agreement with Coastal Oil & Gas Corporation to sell its assets in the Gulf of Mexico for $71.3 million in cash subject to due diligence, adjustments and certain other conditions. At March 31, 1999, the Company wrote down its costs in these assets by $24.5 million.

     The Company closed the sale of its Gulf Coast properties in April 1999 for $5.4 million in cash. At March 31, 1999, the Company wrote down its cost in these assets by $1.4 million.

General

     The Company is an independent energy company engaged in the exploitation, development, exploration and acquisition of oil and gas properties. The Company's strategy is to grow reserves, production and net income per share through (i) the exploitation and development of its reserve base, (ii) the acquisition of producing properties that provide significant development and exploratory drilling potential, (iii) the exploration for oil and gas reserves,
(iv) capitalization on advanced technology to identify, explore and exploit projects, (v) financial flexibility, and (vi) a low overhead and operating cost structure. The Company has grown rapidly through the acquisition and exploitation of oil and gas properties.

     The Company's growth from acquisitions has impacted its financial results in a number of ways. Acquired properties may not have received focused attention prior to sale. After acquisition, certain of these properties required extensive maintenance, workovers, recompletions and other remedial activity that while not constituting capital expenditures may initially increase lease operating expenses. The Company may dispose of certain of the properties it determines are outside the Company's strategic focus. The increased production and revenue resulting from the rapid growth of the Company has required it to recruit and develop operating, accounting and administrative personnel compatible with its increased size. As a result, the Company has incurred increases in its general and administrative expense levels in prior periods.

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

Impact of  Crude Oil Prices

   During 1998 and through March 31, 1999, the posted price of West Texas intermediate crude oil (the "West Texas Crude Oil Price") ranged from $15.75 to $8.00 per barrel. These low prices are thought to be caused primarily by an oversupply of crude oil inventory created, in part, by an unusually warm winter in the United States and Europe, the apparent unwillingness of Organization of Petroleum Exporting Countries ("OPEC") to abide by their respective crude oil production quotas and a decline in demand in certain Asian markets.

   If the West Texas Crude Oil Price worsens or persists for a protracted period, it will adversely affect the Company's revenues, net income and cash flows from operations and the Company may delay or postpone certain of its capital projects.

   It is the Company's expectation that it will not have positive earnings in 1999 or the near term future unless commodity prices especially the price of crude oil, improve above the levels of the past 15 months.

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

   The Company has substantially completed an inventory of its systems and equipment including computer systems and business applications. Based upon this review, the Company currently believes that all of its critical software and computer hardware systems are either Year 2000 compliant or will be within the
next three months.   The Company continues to inventory its equipment and
facilities to determine if they contain embedded date-sensitive technology. If problems are discovered, remediation, replacement or alternative procedures for non-compliant equipment and facilities will be undertaken on a business priority basis. This process will continue and, depending upon the equipment and facilities, is scheduled for completion during the first three quarters of 1999. As of March 31, 1999, the Company had not incurred any material amount of expense related to its Year 2000 compliance efforts. These costs are currently being expensed as they are incurred. However, in certain instances the Company may determine that replacing existing equipment may be more efficient, particularly where additional functionality is available. These replacements may be capitalized and therefore would reduce the estimated 1999 expenses associated with the Year 2000 issue. The Company currently expects total out-of-pocket costs to become Year 2000 compliant to be less than $100,000. The Company currently expects that such costs will not have a material adverse effect on the Company's financial condition, operations or liquidity.

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

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                       --------------------------------------
                                                                              1999                1998
                                                                       ------------------  ------------------


Production:
     Oil (MBbls)                                                                      598                 629
     Gas (MMcf)                                                                     6,192               7,326
     Total (MMcfe)                                                                  9,780              11,100

   Average sales price per unit (excluding the effects of hedging):
     Oil (per Bbl)                                                                 $10.64             $ 13.32
     Gas (per Mcf)                                                                 $ 1.24             $  1.58
     Total (per Mcfe)                                                              $ 1.44             $  1.80

   Average sales prices per unit (including the effects of hedging):
     Oil (per Bbl)                                                                 $10.64             $ 13.65
     Gas (per Mcf)                                                                 $ 1.36             $  1.85
     Total (per Mcfe)                                                              $ 1.51             $  1.99

   Expenses per Mcfe:
     Production costs, excluding production and other taxes                        $  .51             $   .73
     Production and other taxes                                                    $  .12             $   .15
     General and administrative                                                    $  .22             $   .26
     Depletion, depreciation and amortization                                      $  .49             $   .61

Results of Operations

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

     The Company's revenues from the sale of oil and gas (excluding the effects of hedging) were $6.4 million and $7.7 million in 1999 and $8.4 million and $11.6 million in 1998, respectively. Realized oil and gas prices decreased $2.68 per Bbl and $.34 per Mcf, respectively, between comparable quarters. Assuming 1998 prices in 1999 the revenues would have increased by approximately $4.0 million. Oil and gas production decreased 31,000 barrels and 1,134 MMcf, respectively, between comparable quarters. The decrease in the oil production is principally due to normal production declines and the Company deferring some of its exploitation and production projects in 1998 due to uncertainties over future commodity price levels. The decrease in gas production is partially due to normal production declines and loss and/or curtailment of production on wells due to mechanical and/or reservoir problems, offset by increased gas production in certain areas from the Company's drilling activities.

     The Company's hedging activities in 1999 increased gas revenues by $717,000 ($.12 per Mcf), as compared to 1998, when hedging activities increased oil and gas revenues by $206,000 ($.33 per Bbl) and $1.9 million ($.27 per Mcf), respectively. At March 31, 1999 the Company had gas hedges in place for a portion of its production through early 2000. The Company will realize, at a minimum, a price of a $1.90 per MMbtu on the gas volumes hedged.

     The Company's production costs were $5.0 million ($.51 per Mcfe) and $8.0 million ($.73 per Mcfe) in 1999 and 1998, respectively. Part of the decrease is due to the 1998 rework expenses associated with the 1997 acquired properties. Initially, acquired properties generally incur significant rework expenses, which are costs incurred to perform required maintenance, workovers and other remedial activities. In the first quarter of 1998, the Company spent over $.13 per Mcfe on the 1997 acquired properties rework expenses. Also, the decrease is due to the sale of some properties in 1998 and 1999 and the Company performing only routine and necessary expenditures in certain fields, specifically oil fields, due to depressed commodity prices.

     Depletion, depreciation and amortization expense (DD&A) was $4.8 million ($.49 per Mcfe) and $6.8 million ($.61 per Mcfe) for the comparable quarters of 1999 and 1998, respectively. The decrease in the absolute and per unit amounts is attributable to (a) the first quarter of 1999 excluding DD&A for the assets classified as assets held for sale and (b) the effects from the impairments taken in the prior years.

     The Company recognized an impairment of $25.9 million in 1999. The impairment relates to the write-down of the net cost of the assets held for sale at March 31, 1999 based on the expected net proceeds from the sale of these assets.

     The Company's exploration and abandonment expense was $2.5 million and $2.1 million for the comparable quarters of 1999 and 1998, respectively. Included in the first quarter 1999 are approximately $1.9 million of costs associated with uneconomical exploratory wells, primarily the Titan No. 1 in the central Texas, Austin Chalk area.

     The Company's general and administrative expense (G&A) was $2.2 million ($.22 per Mcfe) and $2.7 million ($.26 per Mcfe) for the comparable quarters of 1999 and 1998, respectively. The decrease in G&A is primarily due to the integration in 1998 of the 1997 acquisitions and the Company's previously announced cost cutting measures.

     The Company's interest expense was $2.6 million and $1.7 million for the comparable quarters of 1999 and 1998, respectively. The increase in interest expense is primarily due to increased debt levels related to the Company's 1998 capital expenditures and treasury stock purchases.

     In the first quarter of 1999, the Company did not record an income tax benefit related to loss from operations. No deferred tax benefit was recorded due to it being more likely than not that the Company may not be able to utilize all of its available loss carryforwards prior to their ultimate expiration.

Liquidity and Capital Resources

     The Company's primary sources of capital have been its initial capitalization, private equity sales, bank financing, cash flow from operations and the Company's initial public offering. In 1997, two acquisitions were completed by issuing common stock in exchange for the equity interest in two entities and one significant property acquisition was funded with bank financing.

Net Cash Provided By Operating Activities. Net cash provided by operating activities, before changes in operating assets and liabilities, was $4.1 million for the three months ended March 31, 1999, compared to $7.2 million for the three months ended March 31, 1998. The decrease was primarily attributable to significant decrease in revenues and an increase in interest costs, offset by a decrease in operating costs. Revenues were significantly below expectation due to depressed commodity prices.

Capital Expenditures. For 1999, the Company budgeted $49.5 million for capital expenditures and incurred actual cash expenditures of $7.5 million through March 31, 1999. Approximately $8.0 million of the annual budget related to assets in the Gulf of Mexico which the Company has entered into a formal agreement to sell. At March 31, 1999 the Company had spent approximately $.6 million associated with the Gulf of Mexico assets.

     Cash expenditures for investing in oil and gas properties were $6.9 million for the three months ended March 31, 1999. This includes $2.2 million for the acquisition of oil and gas leases and $4.7 million for development and exploratory drilling.

     The Company requires capital primarily for the exploration, development and acquisition of oil and gas properties, the repayment of indebtedness and general working capital needs.

     For 1999, after giving effect to assets sold or anticipated to be sold, the Company, currently, expects to spend (i) approximately $15.4 million on developmental projects, (ii) approximately $21.4 million on exploratory and probable projects, of which $6.2 million relates to contingent projects following successful exploratory and probable projects, (iii) approximately $4.8 million to acquire additional acreage and seismic data and (iv) $.7 million on other items. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data, (ii) the availability of sufficient capital resources by the Company and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and costs of drilling rigs and crews, (iv) the financial resources and results of the Company, and (v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will encounter, if drilled, recompleted or worked over, reservoirs of commercial quantities of natural gas or oil.

     While the Company regularly engages in discussions relating to potential acquisitions of oil and gas properties, the Company has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of oil and gas properties and interest in its normal course business. Any future acquisitions may require additional financial and will be dependent upon financing which may be required in the future to fund the Company's acquisition and drilling programs.

Capital Resources. The Company's primary capital resources are net cash provided by operating activities and the availability under the Credit Agreement, of which $55 million was available at March 31, 1999.

Credit Agreement. The Credit Agreement established a four year revolving credit facility, up to a maximum amount of $250 million, subject to a borrowing base to be redetermined annually by the lenders based on certain proved oil and gas reserves and other assets of the Company. The borrowing base at March 31, 1999 was $200 million. To the extent that the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by the Company ratably within 180 days, by either prepaying a portion of the outstanding amounts under the Credit Agreement or pledging additional collateral to the lenders. A portion of the credit facility is available for the issuance of up to $15.0 million of letters of credit, of which $144,000 was outstanding at March 31, 1999. All outstanding amounts under the Credit Agreement are due and payable in full on January 1, 2001. The Company's outstanding debt under the Credit Agreement was $145 million on March 31, 1999.

     The Company underwent a borrowing base review in April 1999. The borrowing base has not been reset by the banks, as the banks have not yet determined the effect the asset sales will have on the borrowing base. The Company does not anticipate a material downward adjustment as less than 13% of the Company's proved reserves have been sold or are anticipated to be sold.

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

     At March 31, 1999, the Company was not in compliance with a coverage test required by the Credit Agreement. The Company has received a waiver for the event of non-compliance and believes that it will be able to meet the coverage test in the periods following the term of the waiver.

Liquidity and Working Capital. At March 31, 1999, the Company had $1.1 million of cash and cash equivalents as compared to $610,000 at December 31, 1998. The Company's ratio of current assets to current liabilities was 6.16 at March 31,
1999, compared to 6.23 at December 31, 1998.   The Company's significant working
capital ratio is due to the assets held for sale. Excluding the assets held for sale the Company would have a working capital deficit of $2.2 million at March 31, 1999. The working capital deficit is due primarily to the Company maintaining low cash levels for cash management purposes. The Company, at March 31, 1999, has availability under its Credit Agreement to fund the working capital deficit.

Unsecured Credit Agreement. In April 1997, the Company entered into a credit agreement (the "Unsecured Credit Agreement") with Chase Bank of Texas, N.A.
(the "Bank"), which establishes a revolving credit facility, up to the maximum of $5 million. All outstanding amounts pursuant to the Unsecured Credit Agreement are due and payable in full on or before December 31, 1999. Proceeds of the Unsecured Credit Agreement are utilized to fund short-term needs (less than thirty days). The Company had $3.3 million outstanding principal under the Unsecured Credit Agreement at March 31, 1999.

     The interest payable on amounts outstanding under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate may not exceed the maximum interest rate permitted under applicable laws. Interest rates generally are the Bank's cost of funds plus 1% per annum.

OTHER MATTERS

Hedging Activities

     The Company uses swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. The Company is party to various agreements with numerous counterparties for purposes of utilizing financial instruments, of which the Company assesses the creditworthiness of its counterparties. Among other counterparties, the Company has utilized Enron Capital & Trade Resources Corp. (an affiliate of a significant stockholder of the Company) as a counterparty. Settlement of gains or losses on the hedging transactions was generally based on the difference between the contract price and a formula using New York Mercantile Exchange ("NYMEX") or other major indices related prices and was reported as a component of oil and gas revenues as the associated production occurs. The Company, at March 31, 1999, had entered into hedging transactions with respect to approximately 7,593,000 and 1,365,000 MMbtu of its 1999 and 2000, respectively, estimated production.

Recently Issued Accounting Pronouncements

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     No significant changes have occurred from the data disclosed in the Company's 1998 Annual Report on Form 10-K.

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


Date:  May 17, 1999