Form 10-Q
period 1999-06-30
TITAN EXPLORATION INC
filed 1999-08-16
CIK 1024645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                          ---------------------------

                                   FORM 10-Q
                          ---------------------------



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1999

                                       or

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

          As of August 2, 1999, 37,680,675 shares of common stock, par value $.01 per share of Titan Exploration, Inc. were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------


           Forward Looking Information and Risk Factors.................    1

                        PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------

           Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
            and December 31, 1998.......................................    2
           Unaudited Consolidated Statements of Operations for the Three
            and Six Months Ended June 30, 1999 and 1998.................    3
           Unaudited Consolidated Statements of Cash Flows for the Three
            and Six Months Ended June 30, 1999 and 1998.................    4
           Notes to Consolidated Financial Statements...................    5

Item 2.    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
            and Results of Operations...................................   11
            -------------------------

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...   20
           ----------------------------------------------------------

                          PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings............................................   22
           -----------------

Item 4.    Submission of Matters to a Vote of Security Holders..........   22
           ---------------------------------------------------

Item 5.    Other Information............................................   22
           -----------------

Item 6.    Exhibits and Reports on Form 8-K.............................   23
           --------------------------------

           Signatures...................................................   24

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

Item 1.      Financial Statements

                            TITAN EXPLORATION, INC.

                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                        June 30,            December 31,
                                     ASSETS                                               1999                  1998
                                                                                  --------------------  --------------------
                                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                                                                 $   1,572              $    610
  Accounts receivable:
     Oil and gas                                                                                7,567                13,497
     Other                                                                                        417                   761
  Inventories                                                                                     704                 1,276
  Assets held for sale                                                                          9,468               109,452
  Prepaid expenses and other current assets                                                       294                   316
                                                                                            ---------              --------
          Total current assets                                                                 20,022               125,912
                                                                                            ---------              --------

Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties                                                                        306,900               299,412
     Unproved properties                                                                        7,784                 6,699
  Other property and equipment                                                                  6,921                 6,340
  Accumulated depletion, depreciation and amortization                                       (108,620)              (98,095)
                                                                                            ---------              --------
                                                                                              212,985               214,356
                                                                                            ---------              --------

Other assets, net of accumulated amortization of $762 in 1999 and $639 in
    1998                                                                                          364                   754
                                                                                            ---------              --------

                                                                                            $ 233,371              $341,022
                                                                                            =========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities:
     Trade                                                                                  $   6,431              $ 14,097
     Accrued interest                                                                           1,181                   466
     Other (Note 6)                                                                             7,370                 5,652
                                                                                            ---------              --------
          Total current liabilities                                                            14,982                20,215
                                                                                            ---------              --------

Long-term debt                                                                                 76,300               144,200
Other liabilities (Note 6)                                                                      1,170                 5,253
Deferred income tax payable                                                                       -                     -
Stockholders' equity:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized; none issued
   and outstanding                                                                                -                     -
  Common Stock, $.01 par value, 60,000,000 shares authorized; 40,534,675 shares
   issued and outstanding at June 30, 1999 and December 31, 1998                                  405                   405

  Additional paid-in capital                                                                  278,109               278,109
  Treasury stock, at cost; 2,854,000 and 2,600,000 shares at June 30, 1999 and
   December 31, 1998, respectively                                                            (21,204)              (20,020)

  Deferred compensation                                                                        (2,526)               (5,053)
  Retained deficit                                                                           (113,865)              (82,087)
                                                                                            ---------              --------
          Total stockholders' equity                                                          140,919               171,354
                                                                                            ---------              --------

  Commitments and contingencies (Note 3)
                                                                                            $ 233,371              $341,022
                                                                                            =========              ========

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                Unaudited Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                         Three Months Ended                       Six Months Ended
                                                              June 30,                                June 30,
                                               --------------------------------------  --------------------------------------
                                                      1999                1998                1999                1998
                                               ------------------  ------------------  ------------------  ------------------

Revenues:
  Gas sales                                              $ 8,649            $ 10,862            $ 17,060            $ 24,380
  Oil sales                                                8,792               7,499              15,161              16,088
                                                         -------            --------            --------            --------
      Total revenues                                      17,441              18,361              32,221              40,468
                                                         -------            --------            --------            --------

Expenses:
  Oil and gas production                                   4,838               7,117               9,791              15,177
  Production and other taxes                               1,365               1,473               2,572               3,092
  General and administrative                               1,877               2,594               4,046               5,325
  Amortization of stock option awards                      1,264               1,263               2,527               2,527
  Exploration and abandonments (Note 7)                    2,994               2,107               5,539               4,201
  Depletion, depreciation and amortization                 4,379               6,212               9,205              12,975
  Impairment of long-lived assets                            -                 8,017              25,900               8,017
                                                         -------            --------            --------            --------

      Total expenses                                      16,717              28,783              59,580              51,314
                                                         -------            --------            --------            --------

      Operating income (loss)                                724             (10,422)            (27,359)            (10,846)
                                                         -------            --------            --------            --------

Other income (expense):
  Interest income                                              8                  36                  19                 101
  Interest expense                                        (2,029)             (1,984)             (4,580)             (3,691)
  Loss on sale of assets                                    (230)                 (8)                (28)                (11)
  Equity in net loss of affiliates                           (22)               (109)               (137)               (241)
  Other                                                     (204)                211                 329                 367
                                                         -------            --------            --------            --------

      Loss before income taxes                            (1,753)            (12,276)            (31,756)            (14,321)

Income tax expense (benefit)                                  22              (4,377)                 22              (5,097)
                                                         -------            --------            --------            --------

      Net loss                                           $(1,775)           $ (7,899)           $(31,778)           $ (9,224)
                                                         =======            ========            ========            ========

      Net loss per share                                   $(.05)              $(.20)              $(.84)              $(.23)
                                                         =======            ========            ========            ========

      Net loss per share - assuming dilution
                                                           $(.05)              $(.20)              $(.84)              $(.23)
                                                         =======            ========            ========            ========

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                            Three Months Ended     Six Months Ended
                                                                 June 30,              June 30,
                                                           --------------------  ---------------------
                                                             1999       1998        1999       1998
                                                           ---------  ---------  ----------  ---------
Cash flows from operating activities:
  Net loss                                                 $ (1,775)  $ (7,899)   $(31,778)  $ (9,224)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
       Depletion, depreciation and amortization               4,379      6,212       9,205     12,975
       Impairment of long-lived assets                                   8,017      25,900      8,017
       Amortization of stock option awards                    1,264      1,263       2,527      2,527
       Exploration and abandonments                           2,566      1,436       4,581      2,532
       Equity in net loss of affiliates                          22        109         137        241
       Loss on sale of assets                                   230          8          28         11
       Deferred income taxes                                            (4,377)                (5,097)
       Other items                                                3        199         140        199
  Changes in assets and liabilities:
       Accounts receivable                                    2,442      1,894       5,903      4,123
       Prepaid expenses and other current assets                369        249         174     (1,191)
       Other assets                                             185         76         183        (18)
       Accounts payable and accrued liabilities              (2,906)    (3,619)     (7,064)    (6,846)
                                                           --------   --------    --------   --------

         Total adjustments                                    8,554     11,467      41,714     17,473
                                                           --------   --------    --------   --------

         Net cash provided by operating activities            6,779      3,568       9,936      8,249
                                                           --------   --------   ---------   --------

Cash flows from investing activities:
  Redemption of restricted investment                           -          -           -        2,331
  Investing in oil and gas properties                        (5,061)   (13,423)    (11,981)   (24,011)
  Additions to other property and equipment                    (211)      (294)       (224)    (3,695)
  Capital contribution in equity investments                    (81)      (485)       (696)      (563)
  Proceeds from sale of assets                               72,316         (2)     73,121         15
                                                           --------   --------    --------   --------

         Net cash provided by (used in) investing
          activities                                         66,963    (14,204)     60,220    (25,923)
                                                           --------   --------    --------   --------

Cash flows from financing activities:
  Proceeds (payments) from revolving debt, net              (72,000)    11,800     (67,900)    28,900
  Payments of debt                                              -          -           -       (1,350)
  Exercise of stock options                                     -          201         -          215
  Purchase of treasury stock                                 (1,184)    (4,954)     (1,184)   (10,330)
  Other financing activities                                    (72)      (217)       (110)      (234)
                                                           --------   --------    --------   --------

         Net cash provided by (used in) financing
          activities                                        (73,256)     6,830     (69,194)    17,201
                                                           --------   --------    --------   --------

         Net increase (decrease) in cash and cash
          equivalents                                           486     (3,806)        962       (473)


Cash and cash equivalents, beginning of period                1,086      4,936         610      1,603
                                                           --------   --------    --------   --------

Cash and cash equivalents, end of period                   $  1,572   $  1,130    $  1,572   $  1,130
                                                           ========   ========    ========   ========

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 1998
                                  (Unaudited)


(1)  Basis of Presentation

     In the opinion of management, the unaudited consolidated financial statements of Titan Exploration, Inc. (the "Company") as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

(2)  Debt

     Line of Credit

     In June 1999, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A., which established a revolving credit facility of $250 million subject to a borrowing base. All amounts outstanding are due and payable in full on January 1, 2001. The borrowing base, which is $175 million at June 30, 1999, is subject to redetermination annually each April by the lenders based on certain proved oil and gas reserves and other assets of the Company. At June 30, 1999, the outstanding principal was $75 million and the available capacity was approximately $100 million.

     Unsecured Credit Agreement

     In April 1997, the Company entered into a credit agreement, as amended (the "Unsecured Credit Agreement"), with Chase Bank of Texas, N.A. (the "Bank"), which establishes a revolving credit facility, up to the maximum of $5 million. Individual borrowings may be made for up to a three week period. The Unsecured Credit Agreement has no maturity date and is cancellable at anytime by the Bank. The interest rate of each loan under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At June 30, 1999, the outstanding principal balance was $1.3 million.

(3)  Commitments and Contingencies

     Litigation

     The following is a brief description of certain litigation to which the Company is subject, as a result of assuming the obligations of Offshore Energy Development Corporation ("OEDC"). Both cases have reached a settlement pending court approval. The amount of the settlement related to the Company is not material and does not exceed any existing reserves. The settlement agreement is being finalized by the parties.

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

     Letters of Credit

     At June 30, 1999, the Company had outstanding letters of credit of $144,000, which were issued through the Credit Agreement.

(4)  Earnings per Common Share

     The following table sets forth the computation of basic and diluted earnings per common share:

                                                            Three Months Ended     Six Months Ended
                                                                 June 30,              June 30,
                                                           --------------------  ---------------------
                                                             1999       1998        1999       1998
                                                           ---------  ---------  ----------  ---------
                                                             (in thousands, except per share data)
   Numerator:
     Net loss and numerator for basic and diluted net
      loss per common share - income available to common
      stockholders                                          $(1,775)   $(7,899)   $(31,778)   $(9,224)
                                                           --------   --------   ---------   --------

   Denominator:
     Denominator for basic net loss per common share -
      weighted average common shares                         37,876     39,242      37,905     39,555
     Effect of dilutive securities - employee stock             -          -           -          -
      options                                              --------   --------   ---------   --------
     Denominator for diluted net loss per common share -
      adjusted weighted average common shares and
      assumed conversions                                    37,876     39,242      37,905     39,555
                                                           ========   ========   =========   ========


   Basic net loss per common share                          $  (.05)   $  (.20)   $   (.84)   $  (.23)
                                                           ========   ========   =========   ========

   Diluted net loss per common share                        $  (.05)   $  (.20)   $   (.84)   $  (.23)
                                                           ========   ========   =========   ========

Employee stock options to purchase 4,470,904, 4,470,904, 4,580,332, and 4,580,332 shares of common stock were outstanding during the three and six months ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per common share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company or (ii) the Company had a loss from continuing operations and, therefore, the effect would be antidilutive.

(5)  Derivative Financial Instruments

     The Company utilizes various option and swap contracts and other financial instruments to hedge the effect of price changes on future oil and gas production. The index price for the natural gas collars settles based on El Paso/ Permian Index, while the oil collar settles based on the prices for West Texas Intermediate on the NYMEX.

     The following table sets forth the future volumes hedged by year and the range of prices to be received based upon the fixed price of the individual option and swap contracts and other financial instruments outstanding at June 30, 1999:

                                                                             1999                  2000
                                                                       ---------------       ---------------
   Gas related derivatives:
     Collar options:
        Volume (MMBTU)                                                     4,508,000             1,365,000
        Index price per MMBTU (floor - ceiling prices)                 $  1.92 - $2.43       $  1.98 - $2.33

   Oil related derivatives:
     Collar options (a):
        Volume (Bbls)                                                        460,000               455,000
        Index price per Bbl (floor - ceiling prices)                    $16.50 - $20.48       $16.50 - $20.48

________________
(a) The counterparty has the option to extend an additional year on volumes of 2,500 Bbls per day at a floor and ceiling price of $16.50 and $20.48 per barrel, respectively. The option period is from July 1, 2000 to June 30, 2001.

(6)  Other Liabilities

     The other current and noncurrent liabilities consist of the following (in thousands):

                                                                              June 30,             December 31,
                                                                                1999                   1998
                                                                        ---------------------  --------------------
                                                                             (unaudited)
Other current liabilities:
     Capital costs and operating expenses                                             $3,752                 $2,220
     Gas processing obligation                                                           -                      564
     Restructuring costs                                                                 150                    625
     Oil and gas payables                                                                525                  1,106
     Asset sales related                                                                 971                    -
     Other                                                                             1,972                  1,137
                                                                                      ------                 ------

                                                                                      $7,370                 $5,652
                                                                                      ======                 ======

   Other noncurrent liabilities:
     Gas processing obligation                                          $                -                   $1,130
     Environmental reserve                                                               818                    824
     Plugging and abandonment reserve                                                     80                  2,483
     Gas and pipeline imbalances                                                         -                      225
     Other                                                                               272                    591
                                                                                      ------                 ------

                                                                                      $1,170                 $5,253
                                                                                      ======                 ======

(7)  Exploration and Abandonment

     Exploration and abandonment expense consist of the following (in thousands):

                                                       Three months ended                 Six months ended
                                                            June 30,                          June 30,
                                                --------------------------------  --------------------------------
                                                     1999             1998             1999             1998
                                                ---------------  ---------------  ---------------  ---------------

   Geological and geophysical staff                      $  167           $  313           $  438           $  665
   Uneconomical exploratory wells                           856              843            2,770            1,368
   Seismic costs                                          1,710              218            1,811              625
   Delay rentals                                             56              331              136              787
   Plugging and abandonment reserve                         -                282              -                526
   Other                                                    205              120              384              230
                                                         ------           ------           ------           ------

                                                         $2,994           $2,107           $5,539           $4,201
                                                         ======           ======           ======           ======

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

     In the first quarter of 1999, the Company recognized an impairment of $25.9 million on the assets held for sale. The impairment was the result of comparing the estimated sales proceeds, less costs to sell, to the underlying net cost basis of each specific portfolio of assets.

     In the second quarter of 1998, the Company recognized an impairment of $8.0 million. The impairment was a consequence of the book value of certain properties being greater than the estimated net cash flows from those properties.

(9)  Stock Option Plans

     1999 Stock Option Plan

     On June 10, 1999, the board of directors of the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan allows for up to 200,000 options to be granted to non-officer employees, as defined in the 1999 Plan. On June 10, 1999, the Company granted 84,000 options to purchase shares of the Company's common stock at an exercise price equal to the price of the Company's common stock on the date of grant.

     1996 Incentive Plan

     On June 10, 1999, the board of directors of the Company extended the expiration date two years for all the options outstanding at June 9, 1999, under the 1996 Incentive Plan. There were no other changes to the terms of the related options. The board of directors also granted to the officers of the Company 183,266 options to purchase shares of the Company's common stock at an exercise price equal to the price of the Company's common stock on the date of grant.

Stock Option Plan

     On June 10, 1999, the board of directors of the Company extended the expiration date of all the options outstanding at June 9, 1999, under the Company's original stock option plan, to December 31, 2003. There were no other changes to the terms of the related options.

(10) Rights Agreement

     On June 10, 1999, the board of directors of the Company authorized and declared a dividend to the holders of record on July 1, 1999 of one Right (a "Right") for each outstanding share of the Company's common stock. When exercisable, each Right will entitle the holder to purchase one one-hundredth of a share of a Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Preferred Shares") at an exercise price of $30.00 per Right. The rights are not currently exercisable and will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock or announces a tender offer or exchange offer the consummation of which would result in attaining the triggering percentage. The Rights are subject to redemption by the Company for $.01 per Right at any time prior to the tenth day after the first public announcement of a triggering acquisition.

     If the Company is acquired in a merger or other business combination transaction after a person has acquired beneficial ownership of 15% or more of the Company's common stock, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's shares of common stock having a market value of two times such price. In addition, if a person or group acquires beneficial ownership of 15% or more of the Company's common stock, each Right will entitle its holder (other than the acquiring person or group) to purchase, at the Right's then current exercise price, a number of the Company's shares of common stock having a market value of two times the exercise price.

     Subsequent to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock and prior to the acquisition of beneficial ownership of 50% or more of the Company's common stock, the board of directors of the Company may exchange the Rights (other than Rights owned by such acquiring person or group, which will by null and void and nontransferable), in whole or in part, at an exchange ratio of one share of the Company's common stock (or one one-hundredth of a Preferred Share) per Right.

     The Rights dividend distribution will be made on July 1, 1999, payable to shareholders of record at the close of business on that date. The Rights will expire on June 9, 2009.

(11) Severance Agreements

     On June 10, 1999, the board of directors of the Company approved the form of an Officer Severance and Retention Bonus Agreement (the "Severance Agreement") to be entered into with each of the officers of the Company. The triggering event of the Severance Agreement would involve a "change of control" of the Company as defined in the Severance Agreement.

     Upon a termination event as defined in the Severance Agreement, each officer will be entitled to receive, among other benefits, (a) three times such officer's base salary, (b) continuation of life insurance for an eighteen month period, (c) payment of all medical and dental insurance premiums until the officer obtains other employment and (d) reimbursement of all reasonable legal fees and other expenses incurred in seeking to obtain or enforce any right or benefit provided by the Severance Agreement. If the payments under the Severance Agreement and other benefit plans from a termination event cause the officer to be subject to federal excise tax, the officer will receive a grossed-up amount to pay the officer's federal excise taxes.

(12) Common Stock

     In May 1997, the Company announced a plan to repurchase up to $25 million of the Company's common stock. The repurchases will be made periodically, depending on market conditions, and will be funded with cash flow from operations and, as necessary, borrowings under the Credit Agreement. At June 30, 1999 and December 31, 1998, the Company had purchased, pursuant to the repurchase plan, 2,801,000 and 2,547,000 shares of its common stock for approximately $20.8 million and $19.6 million, respectively.

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

         The Company's growth from acquisitions has impacted its financial results in a number of ways. Acquired properties may not have received focused attention prior to sale. After acquisition, certain of these properties required extensive maintenance, workovers, recompletions and other remedial activity that while not constituting capital expenditures may initially increase lease operating expenses. The Company may dispose of certain of the properties it determines are outside the Company's strategic focus. The increased production and revenue resulting from the rapid growth of the Company has required it to recruit and develop operating, accounting and administrative personnel compatible with its increased size. As a result, the Company has incurred increases in its general administrative expense levels in prior periods.

         The Company uses the successful efforts method of accounting for its oil and gas producing activities. Costs to acquire mineral interest in oil and gas properties, to drill and equip exploratory wells that result in proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not result in proved reserves, and geological and geophysical costs are expensed. Costs of significant nonproducing properties, wells in the process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined.

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

         In May 1999, the Company sold its assets in the Gulf of Mexico to Coastal Oil & Gas Corporation for $71.3 million in cash. In the first quarter of 1999, the Company wrote down its cost in these assets by $24.5 million based on the then expected proceeds.

         The Company closed the sale of its Gulf Coast properties in April 1999 for $5.4 million in cash. In the first quarter of 1999, the Company wrote down its cost in these assets by $1.4 million based on the then expected proceeds.

         In July 1999, the Company terminated a purchase and sale agreement to sell a small package Permian Basin oil and gas properties. The agreement was terminated due to the purchaser's inability to close the transaction under the terms of the agreement. The Company's plan remains to dispose of this group of assets and expects the completion of such disposal before the end of 1999.

Equity Offering

   In July 1999, Natural Gas Partners, L.P. and Natural Gas Partners II, L.P. (collectively, "NGP"), the Company's largest single shareholder group then owning approximately 30.6% of the Company's common stock, completed the sale of 11,517,629 shares of its common stock holdings in the Company in an underwritten public offering. No single person or group received more that 715,000 shares in the offering. NGP's sale of the Company's common stock was due to the requirements of their limited partnership agreements. The Company received no proceeds from the offering.

Paragon Joint Venture

   In June 1999, the Company completed the Phase I 3-D seismic program and began
the Phase II 3-D seismic program.   The Company will pay 25% of the Phase II
seismic costs. It is anticipated that the acquisition of the Phase II 3-D seismic data will be completed by mid-2000. The Company commenced drilling its first Paragon exploratory well in July 1999.

Impact of Crude Oil Prices

   During 1998 and through the first quarter of 1999, the posted price of West Texas intermediate crude oil (the "West Texas Crude Oil Price") ranged from
$15.75 to $8.00 per barrel.   These low prices are thought to be caused
primarily by an oversupply of crude oil inventory created, in part, by an unusually warm winter in the United States and Europe, the apparent unwillingness of Organization of Petroleum Exporting Countries ("OPEC") to abide by their respective crude oil production quotas and a decline in demand in certain Asian markets. The prices for crude oil during the second quarter of 1999 have shown significant improvement over that of the previous fifteen months.

   If the West Texas Crude Oil Price worsens or persists, as it did in 1998 and early 1999, for a protracted period, it will adversely affect the Company's revenues, net income and cash flows from operations and the Company may delay or postpone certain of its capital projects. It is the Company's expectation that it will not have positive earnings in 1999.

Year 2000 Issues

   Many computer software systems, as well as certain hardware and equipment using date-sensitive data, were structured to use a two-digit date field meaning that they may not be able to properly recognize dates in the year 2000. The Company is addressing this issue through a process that entails evaluation of the Company's critical software and, to the extent possible, its hardware and equipment to identify and assess year 2000 issues and to remediate, replace or establish alternative procedures addressing non-Year 2000 compliant systems, hardware and equipment.

   The Company substantially completed an inventory of its systems and equipment including computer systems and business applications. Based upon this review, the Company currently believes that all of its critical software and computer hardware systems are Year 2000 compliant. The Company continues to inventory its equipment and facilities to determine if they contain embedded date-sensitive technology. If problems are discovered, remediation, replacement or alternative procedures for noncompliant equipment and facilities will be undertaken on a business priority basis. This process will continue and, depending upon the equipment and facilities, is scheduled for completion during the first three quarters of 1999. As of June 30, 1999, the Company had not incurred any material amount of expense related to its Year 2000 compliance efforts. These costs are currently being expensed as they are incurred. However, in certain instances the Company may determine that replacing existing equipment may be more efficient, particularly where additional functionality is available. These replacements may be capitalized and therefore would reduce the estimated 1999 expenses associated with the Year 2000 issue. The Company currently expects total out-of-pocket costs to become Year 2000 compliant to be less than $100,000. The Company currently expects that such costs will not have a material adverse effect on the Company's financial condition, operations or liquidity.

   The foregoing timetable and assessment of costs to become Year 2000 compliant reflect management's current best estimates. These estimates are based on many assumptions, including assumptions about the costs availability and ability of resources to locate, remediate and modify affected systems, equipment and facilities. Based upon its activities to date, the Company does not currently believe that these factors will cause results to differ significantly from those estimated. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if key third parties including, among others, suppliers, contractors, joint venture partners, financial institutions, customers and governments do not become Year 2000 compliant on a timely basis. The Company is contacting many of these third parties to determine whether they will be able to resolve in timely fashion their Year 2000 issues as they may affect the Company.

   In the event that those with whom the Company conducts business are unsuccessful in implementing timely solutions, Year 2000 issues could have a material adverse effect in the Company's liquidity and results of operations. At this time, the potential effect in the event third parties are unable to timely resolve their Year 2000 problems is not determinable; however, the Company currently believes it has resolved its significant Year 2000 issues.

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

Operating Data

   The following table sets forth the Company's historical operating data for the periods indicated.

                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                June 30,
                                           --------------------------------------  --------------------------------------
                                                  1999                1998                1999                1998
                                           ------------------  ------------------  ------------------  ------------------

   Production:
      Oil (MBbls)                                         578                 630               1,176               1,259
      Gas (MMcf)                                        5,529               6,798              11,721              14,124
      Total (MMcfe)                                     8,997              10,578              18,777              21,678

   Average sales price per unit
    (excluding the effects of hedging):
      Oil (per Bbl)                                    $15.23             $ 11.91             $ 12.90             $ 12.62
      Gas (per Mcf)                                    $ 1.55             $  1.57             $  1.39             $  1.58
      Total (per Mcfe)                                 $ 1.93             $  1.72             $  1.67             $  1.76

   Average sales prices per unit
    (includes the effects of hedging):
      Oil (per Bbl)                                    $15.23             $ 11.91             $ 12.90             $ 12.78
      Gas (per Mcf)                                    $ 1.56             $  1.60             $  1.46             $  1.73
      Total (per Mcfe)                                 $ 1.94             $  1.74             $  1.72             $  1.87

   Expenses per Mcfe:
      Production costs, excluding
       production and other taxes                      $  .54             $   .67             $   .52             $   .70

      Production and other taxes                       $  .15             $   .14             $   .14             $   .14
      General and administrative                       $  .21             $   .25             $   .22             $   .25
      Depletion, depreciation and
       amortization                                    $  .49             $   .59             $   .49             $   .60


Results of Operations

Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
1998

     The Company's revenues from the sale of oil and gas (excluding the effects of hedging) were $8.8 million and $8.6 million in 1999 and $7.5 million and
$10.7 million in 1998, respectively.   Realized oil prices increased $3.32 per
Bbl and gas prices decreased $.02 per Mcf between comparable quarters. Assuming 1998 prices in 1999 (excluding the effects of hedging), the Company's revenues would have decreased by approximately $2.2 million. Oil and gas production decreased 52,000 barrels and 1,269 MMcf, respectively, between comparable quarters. Excluding the production from the two significant dispositions previously discussed, oil and gas production decreased 71,000 barrels and 693 MMcf, respectively, between comparable quarters. The decrease in the oil production is principally due to normal production declines and the Company deferring some of its 1998 projects due to the then uncertainties over future commodity price levels. The decrease in gas production is partially due to normal production declines and loss and/or curtailment of production on wells due to mechanical and/or reservoir problems, offset by increased gas production from the Company's recent drilling activities.

     The Company's hedging activities in 1999 increased gas revenues by $56,000 ($.01 per Mcf), as compared to 1998 when the hedging activities increased gas revenues by $196,000 ($.03 per Mcf). At June 30, 1999, the Company has 5,864,000 MMBtu of gas hedged which will allow the Company to realize an average minimum price of $1.92 per MMBtu on the hedged volumes. The current gas hedges extend through March of 2000, through a commodity price collar. The Company hedged, for a one year period beginning with July 1999 production, 2,500 barrels per day of its oil production, through a commodity price collar, which will allow the Company to realize, at a minimum, $16.50 per barrel on the hedged volumes. The oil hedge is extendable one additional year at the option of the counterparty under the same price and volume terms.

     The Company's production costs were $4.8 million ($.54 per Mcfe) and $7.1 million ($.67 per Mcfe) in 1999 and 1998, respectively. Excluding the production costs from the two significant dispositions previously discussed the Company's production costs would have been $4.4 million ($.52 per Mcfe) and $5.9 million ($.62 per Mcfe) in 1999 and 1998, respectively. A portion of the decrease is due to the second quarter 1998 rework expenses (over $.07 per Mcfe) associated with the 1997 acquired properties. Initially, acquired properties generally incur significant rework expenses, which are costs incurred to perform required maintenance, workovers and other remedial activities. Also, the decrease is due to the sale of properties and the Company performing only routine and necessary expenditures in certain fields due to depressed commodity prices.

     Depletion, depreciation and amortization expense (DD&A) was $4.4 million ($.49 per Mcfe) and $6.2 million ($.59 per Mcfe) for the comparable quarters of 1999 and 1998, respectively. The decrease in the absolute and per unit amounts is attributable to (a) the second quarter of 1999 not including DD&A for the assets classified as assets held for sale and (b) increased proved reserves, between comparable quarters, resulting from increased commodity prices and recent drilling activities.

     The Company recognized an impairment of $8.0 million in 1998. The impairment was due to loss of proved reserves attributable to (a) downhole mechanical problems with an offshore well and (b) lower than expected drilling results on three onshore wells. The Company had no impairment in the comparable quarter in 1999.

     The Company's exploration and abandonment expense was $3.0 million and $2.1 million for the comparable quarters of 1999 and 1998, respectively. In the second quarter of 1999, the Company incurred over $1.7 million in seismic costs in addition to approximately $850,000 of costs associated with two uneconomical exploratory wells. The seismic costs are primarily attributable to the Company's share of the Phase I 3-D seismic acquisition in the Paragon Joint Venture.

     The Company's general and administrative expense (G&A) was $1.9 million ($.21 per Mcfe) and $2.6 million ($.25 per Mcfe) for the comparable quarters of 1999 and 1998, respectively. Excluding the G&A from the two significant dispositions previously discussed, the Company's G&A would have been $1.6 million ($.19 per Mcfe) and $2.0 million ($.20 per Mcfe) in 1999 and 1998, respectively. The decrease in G&A is due to the integration in 1998 of the 1997 acquisitions and the Company's previously announced cost cutting measures.

     The Company's interest expense was $2.0 million for both the 1999 and 1998 comparable quarters. In 1998, the Company incurred increased levels of debt as a result of its 1997 acquisitions and 1998 capital spending. In 1999, the higher initial debt levels as compared to the 1998 period were reduced by the paydown of debt as a result of the two previously discussed dispositions. The Company's debt at June 30, 1999 was at its lowest level since September 30, 1997.

     In 1999, the Company did not record a deferred income tax benefit related to the loss from operations. No deferred tax benefit was recorded due to it being more likely than not that the Company may not be able to utilize all of its available loss carryforwards prior to their ultimate expiration.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

     The Company's revenues from the sale of oil and gas (excluding the effects of hedging) were $15.2 million and $16.3 million in 1999 and $15.9 million and
$22.3 million in 1998, respectively.   Realized oil prices increased $.28 per
Bbl and gas prices decreased $.19 per Mcf, respectively, between comparable periods. Assuming 1998 prices in 1999 (excluding the effects of hedging), the Company's revenues would have decreased by approximately $1.9 million. Oil and gas production decreased 83,000 barrels and 2,403 MMcf, respectively, between comparable periods. Excluding the production from the two significant dispositions previously discussed, oil and gas production decreased 127,000 barrels and 1,548 MMcf, respectively, between comparable periods. The decrease in the oil production is principally due to normal production declines and the Company deferring some of its 1998 projects due to the then uncertainties over future commodity price levels. The decrease in gas production is partially due to normal production declines and loss and/or curtailment of production on wells due to mechanical and/or reservoir problems, offset by increased gas production from the Company's recent drilling activities.

     The Company's hedging activities in 1999 increased gas revenues by $773,000 ($.07 per Mcf), as compared to 1998 when the hedging activities increased oil and gas revenues by $206,000 ($.16 per barrel) and $2.1 million ($.15 per Mcf), respectively.

     The Company's production costs were $9.8 million ($.52 per Mcfe) and $15.2 million ($.70 per Mcfe) in 1999 and 1998, respectively. Excluding the production costs from the two significant dispositions previously discussed the Company's production costs would have been $8.5 million ($.49 per Mcfe) and $12.8 million ($.65 per Mcfe) in 1999 and 1998, respectively. A portion of the decrease is due to the first half of 1998 rework expenses (over $.10 per Mcfe) associated with the 1997 acquired properties. Initially, acquired properties generally incur significant rework expenses, which are costs incurred to perform required maintenance, workovers and other remedial activities. Also, the decrease is due to the sale of properties and the Company performing only routine and necessary expenditures in certain fields due to depressed commodity prices.

     Depletion, depreciation and amortization expense (DD&A) was $9.2 million ($.49 per Mcfe) and $13.0 million ($.60 per Mcfe) for the comparable periods of 1999 and 1998, respectively. The decrease in the absolute and per unit amounts is attributable to (a) the first half of 1999 not including DD&A for the assets classified as assets held for sale and (b) increased proved reserves, between comparable periods, resulting from increased commodity prices and recent drilling activities.

     The Company recognized an impairment of $25.9 million and $8.0 million in 1999 and 1998, respectively. The 1999 impairment relates to the write-down of the net cost of the assets held for sale based on the expected net proceeds from the sale of these assets. The 1998 impairment was due to loss of proved reserves attributable to (a) downhole mechanical problems with an offshore well and (b) lower than expected drilling results on three onshore wells.

     The Company's exploration and abandonment expense was $5.5 million and $4.2 million for the comparable periods of 1999 and 1998, respectively. In the first half of 1999, the Company incurred over $1.7 million in seismic costs in addition to approximately $2.8 million of costs associated with three uneconomical exploratory wells. The seismic costs are primarily attributable to the Company's share of the Phase I 3-D seismic acquisition in the Paragon Joint Venture. The uneconomical exploratory wells relate primarily to the Jalapeno No. 1, Webb County, Texas and the Titan No. 1 in the Brenham Dome area of South Central Texas.

     The Company's general and administrative expense (G&A) was $4.0 million ($.22 per Mcfe) and $5.3 million ($.25 per Mcfe) for the comparable periods of 1999 and 1998, respectively. Excluding the G&A from the two significant dispositions previously discussed the Company's G&A would have been $3.4 million ($.20 per Mcfe) and $4.0 million ($.20 per Mcfe) in 1999 and 1998, respectively. The decrease in G&A is due to the integration in 1998 of the 1997 acquisitions and the Company's previously announced cost cutting measures.

     The Company's interest expense was $4.6 million and $3.7 million in the 1999 and 1998 comparable periods, respectively. The increase in the interest expense is due to higher average debt levels between the comparable periods. As previously discussed the Company has significant reduced its debt levels in the second quarter of 1999.

     In 1999, the Company did not record a deferred income tax benefit related to the loss from operations. No deferred tax benefit was recorded due to it being more likely than not that the Company may not be able to utilize all of its available loss carryforwards prior to their ultimate expiration.

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

Net Cash Provided by Operating Activities. Net cash provided by operating activities, before changes in operating assets and liabilities, was $6.7 and $10.7 million for the three and six months ended June 30, 1999 compared to $5.0 and $12.2 million for the three and six months ended June 30, 1998. The increase in the three-month periods is due to increased overall commodity prices and decreased cash operating expenses, partially offset by lower production.
The decrease in the six-month periods was primarily attributable to the decrease in overall commodity prices and production offset by a significant decrease in cash operating expenses.

Capital Expenditures. For 1999, the Company originally budgeted $49.5 million for capital expenditures and incurred actual expenditures of $13.6 million through June 30, 1999. Approximately $8.0 million of the annual budget related to assets in the Gulf of Mexico which the Company sold in May 1999. Through June 30, 1999, the Company had spent approximately $1.6 million associated with the Gulf of Mexico assets.

     For 1999, after giving effect to assets sold and other adjustments, the Company currently expects to spend approximately $46.2 million on oil and gas projects as follows: (i) approximately $15.5 million on developmental projects,
(ii) approximately $7.8 million on exploratory projects, (iii) approximately $17.2 million on probable and possible projects and (iv) approximately $5.7 million to acquire additional acreage and seismic data. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data, (ii) the availability of sufficient capital resources by the Company and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and costs of drilling rigs and crews, (iv) the financial resources and results of the Company, and (v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will encounter, if drilled, recompleted or worked over, reservoirs of commercial quantities of natural gas or oil.

     Cash expenditures for investing in oil and gas properties were $12.0 million for the six months ended June 30, 1999. This includes $2.5 million for the acquisition of oil and gas leases and proved properties and $9.5 million for development, probable and possible and exploratory projects.

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

Capital Resources. The Company's primary capital resources are net cash provided by operating activities and the availability under the Credit Agreement, of which approximately $100 million was available at June 30, 1999.

Credit Agreement. In June 1999, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A., which established a revolving credit facility of $250 million subject to a borrowing base. The borrowing base, which is $175 million at June 30, 1999, is subject to redetermination annually each April by the lenders based on certain proved oil and gas reserves and other assets of the Company. To the extent the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by the Company ratably within 180 days, by either prepaying a portion of the outstanding amounts under the Credit Agreement or pledging additional collateral to the lenders. A portion of the credit facility is available for the issuance of up to $15.0 million of letters of credit, of which $144,000 was outstanding at June 30, 1999. All amounts outstanding are due and payable in full on January 1, 2001. At June 30, 1999, the outstanding principal was $75 million and the available capacity was approximately $100 million.

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

Liquidity and Working Capital. At June 30, 1999, the Company had $1.6 million of cash and cash equivalents as compared to $610,000 at December 31, 1998. The Company's ratio of current assets to current liabilities was 1.34 at June 30, 1999, compared to 6.23 at December 31, 1998. The positive working capital is
due to the assets held for sale.   Excluding the assets held for sale, the
Company would have a working capital deficit of $4.4 million and $3.8 million at June 30, 1999 and December 31, 1998, respectively. The working capital is due to the Company's efforts to maintain low cash levels for cash management purposes. The working capital deficit at June 30, 1999 is adequately covered by the Company's ability to borrow under its Credit Agreement.

Unsecured Credit Agreement. In April 1997, the Company entered into a credit agreement, as amended (the "Unsecured Credit Agreement"), with Chase Bank of Texas, N.A. (the "Bank"), which establishes a revolving credit facility, up to the maximum of $5.0 million. Individual borrowings may be made for up to a three week period. The Unsecured Credit Agreement has no maturity date and is cancellable at anytime by the Bank. Proceeds of the Unsecured Credit Agreement are utilized to fund short-term needs (less than thirty days). The Company owed $1.3 million under the Unsecured Credit Agreement at June 30, 1999.

   The interest rate of amounts outstanding under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are the Bank's cost of funds plus 1% per annum.

OTHER MATTERS

Hedging Activities

   The Company uses swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. The Company is party to various agreements with numerous counterparties for purposes of utilizing financial instruments, of which the Company assesses the creditworthiness of its counterparties. Among other counterparties, the Company has utilized Enron Capital & Trade Resources Corp. (an affiliate of a significant stockholder of the Company) as a counterparty. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using New York Mercantile Exchange ("NYMEX") or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. The Company, at June 30, 1999, had entered into hedging transactions with respect to approximately 4,508,000 and 1,365,000 MMBtu of its 1999 and 2000, respectively, estimated natural gas production and 460,000 and 455,000 barrels of its 1999 and 2000, respectively, estimated crude oil production.

Recently Issued Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS No. 133 is required to be implemented for the first quarter of the fiscal year ended 2000. Early adoption is permitted. Recently, the FASB deferred the implementation requirements of SFAS No. 133 for one year. The Company has not evaluated the effects of implementing SFAS No. 133.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   The following quantitative and qualitative information is provided about financial instruments to which the Company is a party as of June 30, 1999, and from which the Company may incur future earnings gains or losses from changes in market interest rates and commodity prices. The Company does not enter into derivative or other financial instruments for trading purposes.

Quantitative Disclosures

Commodity Price Sensitivity:

   The following table provides information about the Company's derivative financial instruments that are sensitive to changes in natural gas and crude oil commodity prices. See note 5 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the terms of the Company's commodity derivative financial instruments that are sensitive to natural gas and crude oil commodity prices.

                                                                                                          Fair
                                                               1999        2000       2001      Total    Value
                                                            ----------  ----------  --------  ---------  ------
                                                             (dollars in thousands, except volumes and prices)
Natural Gas Hedge Derivatives (a):

 Collar option contracts:
  Notional volumes (MMBtu)                                   4,508,000   1,365,000    -       5,873,000   $(560)
  Weighted average short call MMBtu strike price (b)        $    2.142  $    2.200  $ -
  Weighted average long put MMBtu strike price (b)          $    2.651  $    2.550  $ -

 Basis differential contracts (c):
  Notional volumes (MMBtu)                                   4,508,000   1,365,000    -       5,873,000   $(413)
  Weighted average MMBtu strike price                       $    0.225  $    0.218  $ -

Crude Oil Hedge Derivatives (a):

 Collar option contract (d):
  Notional volume (Bbls)                                       460,000     915,000   452,000  1,827,000   $(660)
  Weighted average short call strike price per Bbl (b)      $   16.500  $   16.500  $ 16.500
  Weighted average long put strike price per Bbl (b)        $   20.480  $   20.480  $ 20.480

___________________________________

(a)  See note 5 of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for additional information related to hedging activities.
(b) The strike prices are based on the prices traded on the New York Mercantile ("NYMEX").
(c) The basis differential relates to the spread between the NYMEX price and an El Paso/Permian price.
(d) The counterparty has the option to extend an additional year on volumes of 2,500 Bbl/d at a floor and ceiling price of $16.50 and $20.48 per barrel, respectively. The option period is from July 1, 2000 to June 30, 2001.
     The fair value assumes the extension is exercised by the counterparty.

Interest Rate Sensitivity:

   The following table provides information about the Company's financial instruments that are sensitive to interest rates. The debt obligations are presented in the table at their contractual maturity dates together with the weighted average interest rates expected to be paid on the debt. The weighted average interest rates for the variable debt represents the weighted average interest paid and/or accrued in June 1999. See note 2 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the terms of the Company's debt obligations that are sensitive to interest rates.

                                                                                                  Fair
                                                          1999     2000      2001      Total     Value
                                                         ------   ------   --------   --------  --------
                                                              (in thousands, except interest rates)
Debt (a)

 Variable rate debt:

  Chase Bank of Texas, N.A. (Secured)                    $  -     $  -      $75,000    $75,000   $75,000
     Average interest rate                                6.604%   6.604%     6.604%

  Chase Bank of Texas, N.A. (Unsecured)                  $  -     $  -      $ 1,300    $ 1,300   $ 1,300
     Average interest rate                                6.251%   6.251%     6.251%

__________________________

(a)  See note 2 of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for additional information related to debt.

Qualitative Disclosures

     The Company, from time to time, enters into interest rate and commodity price derivative contracts as hedges against interest rate and commodity price risk. See note 5 of Notes to Consolidated Financial Statements included in "Item
1. Financial Statements" for discussions relative to the Company's objectives and general strategies associated with it hedging instruments. The Company is a borrower under variable rate debt instruments that give rise to interest rate risk. See note 2 of Notes to Consolidated Financial Statements included in "Item
1. Financial Statements" for specific information regarding the terms of the Company's debt obligations. The Company's policy and strategy, as of June 30, 1999, is to only enter into interest rate and commodity price derivative instruments that qualify as hedges of its existing interest rate or commodity price risks.

     As of June 30, 1999, the Company's primary risk exposures associated with financial instruments to which it is a party include natural gas price volatility and interest rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 1998.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The two lawsuits related to OEDC, disclosed in Note 3 of notes to consolidated financial statements, have reached a settlement pending court approval. The settlement agreement is being finalized by the parties. See Note 3 of notes to consolidated financial statements for additional discussion.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of the Company was held at 10:00 a.m., local time, on Wednesday, May 26, 1999.

         (b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

         (c) Out of a total of 37,934,675 shares of common stock of the Company outstanding and entitled to vote, 34,519,103 shares were present in person or by proxy, representing approximately 91%. The only matters voted on by the stockholders, as fully described in the definitive proxy materials for the annual meeting, were the election of directors of the Company and the approval of the selection of the independent auditors for the Company for 1999. The results were as follows:

            1. To elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

                                                    Number of Shares Voting
                                   ----------------------------------------------------------
                                                                             Withholding
                                          For              Against        Authority to Vote
                                      Election as        Election as             for
               Nominees                Director           Director       Election as Director
               --------            -----------------  -----------------  --------------------
            Jack Hightower              34,269,614             -                249,489
            George G. Staley            34,269,614             -                249,489
            David R. Albin              34,278,455             -                240,648
            Kenneth A. Hersh            34,278,455             -                240,648
            William J. Vaughn, Jr.      34,269,614             -                249,489

            2. To approve the selection by the Board of Directors, of the firm of KPMG LLP as independent auditors for the Company for 1999.

                 For                34,505,124
                 Against            5,047
                 Abstain            8,932

            (d)  Inapplicable.


Item 5.     Other Information

            None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              10.10 Amended and Restated Credit Agreement, dated June 24, 1999, among Titan Exploration, Inc., the Chase Bank of Texas, N.A., as Administrative Agent and Financial Institutions now or thereafter parties thereto.

              10.11 Master Promissory Note, dated July 1, 1999, between Titan
                    Exploration, Inc. and Chase Bank of Texas, N.A.

              27    Financial Data Schedule

         (b)  Reports Submitted on Form 8-K:

              (1) Form 8-K, date of report May 20, 1999, reported under Item 2.
                  Acquisition or Disposition of Assets. Filing reported disposition of certain assets and included unaudited pro forma combined financial statements reflecting the effects disposition of the reported assets and other assets previously sold or other assets for which there are disposal plans.

              (2) Form 8-K, date of report June 10, 1999, reported under Item 5.
                  Other Events. Filing reported the (a) adoption of a rights agreement and a rights dividend, (b) an amendment to the Company's Bylaws, (c) severance agreements for officers of the Company, (d) grants of new options to officers of the Company,
                  (e) extension of the term of all outstanding options and (f) the adoption of the 1999 Non-Officer Stock Option Plan.

                                   SIGNATURE
                                   ---------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TITAN EXPLORATION, INC.




                                      By:  /s/ Jack Hightower
                                         --------------------
                                         Jack Hightower
                                         President and Chief Executive Officer



                                      By:  /s/ William K. White
                                         ----------------------
                                         William K. White
                                         Vice President and Chief Financial
                                         Officer

Date:  August 13, 1999