Form 10-Q
period 1999-09-30
TITAN EXPLORATION INC
filed 1999-11-15
CIK 1024645

================================================================================
--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                 ---------------------------------------------

                                   FORM 10-Q
                 --------------------------------------------



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1999
                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____


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


                                (915) 498-8600
             (Registrant's telephone number, including area code)


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----

          As of November 1, 1999, 36,730,675 of common stock, par value $.01 per share of Titan Exploration, Inc. were outstanding.

--------------------------------------------------------------------------------
================================================================================

                               TABLE OF CONTENTS
                               -----------------

Forward Looking Information and Risk Factors....................................................   1

                                    PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------

           Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and
           December 31, 1998....................................................................   2
           Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended
           September 30, 1999 and 1998..........................................................   3
           Unaudited Consolidated Statements of Cash Flows for the Three and Nine Months Ended
           September 30, 1999 and 1998..........................................................   4
           Notes to Consolidated Financial Statements...........................................   5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations  11
           -------------------------------------------------------------------------------------
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................  21
         ----------------------------------------------------------

                                         PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings....................................................................  23
           -----------------

Item 4.    Submission of Matters to a Vote of Security Holders..................................  23
           ---------------------------------------------------

Item 5.    Other Information....................................................................  23
           -----------------

Item 6.    Exhibits and Reports on Form 8-K.....................................................  23
           --------------------------------

           Signatures...........................................................................  24

                            TITAN EXPLORATION, INC.

                 FORWARD LOOKING INFORMATION AND RISK FACTORS

     Titan Exploration, Inc. (the "Company") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells the Company anticipates drilling through 1999, potential reserves and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, government regulations, Year 2000 compliance issues and other factors set forth in the Company's Annual Report on Form 10-K. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

Item 1.   Financial Statements


                            TITAN EXPLORATION, INC.

                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                         September 30,          December 31,
                                     ASSETS                                                   1999                  1998
                                                                                              ----                  ----
                                                                                           (unaudited)
Current assets:
  Cash and cash equivalents                                                                 $   1,754              $    610
  Accounts receivable:
     Oil and gas                                                                                9,981                13,497
     Other                                                                                        408                   761
  Inventories                                                                                     699                 1,276
  Assets held for sale                                                                         15,128               109,452
  Prepaid expenses and other current assets                                                       128                   316
                                                                                            ---------              --------
          Total current assets                                                                 28,098               125,912
                                                                                            ---------              --------

Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties                                                                        304,880               299,412
     Unproved properties                                                                        7,894                 6,699
  Other property and equipment                                                                  6,613                 6,340
  Accumulated depletion, depreciation and amortization                                       (111,878)              (98,095)
                                                                                            ---------              --------
                                                                                              207,509               214,356
                                                                                            ---------              --------

Other assets, net of accumulated amortization of $841 in 1999 and $639 in   1998                  311                   754
                                                                                            ---------              --------

                                                                                            $ 235,918              $341,022
                                                                                            =========              ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities:
     Trade                                                                                  $   5,306              $ 14,097
     Accrued interest                                                                             829                   466
     Other (Note 6)                                                                             8,582                 5,652
                                                                                            ---------              --------
          Total current liabilities                                                            14,717                20,215
                                                                                            ---------              --------

Long-term debt                                                                                 75,000               144,200
Other liabilities (Note 6)                                                                      1,184                 5,253
Deferred income tax payable                                                                       -                     -
Stockholders' equity:
  Preferred Stock, $.01 par value, 10,000,000 shares authorized; none issued
   and outstanding                                                                                -                     -
  Common Stock, $.01 par value, 60,000,000 shares authorized; 40,534,675 shares issued and outstanding at September 30, 1999 and December 31, 1998
                                                                                                  405                   405

  Additional paid-in capital                                                                  278,105               278,109
  Treasury stock, at cost; 3,054,000 and 2,600,000 shares at September 30, 1999
   and December 31, 1998, respectively                                                        (22,243)              (20,020)

  Deferred compensation                                                                        (1,259)               (5,053)
  Accumulated deficit                                                                        (109,991)              (82,087)
                                                                                            ---------              --------
          Total stockholders' equity                                                          145,017               171,354
                                                                                            ---------              --------

  Commitments and contingencies (Note 3)
                                                                                            $ 235,918              $341,022
                                                                                            =========              ========

         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                Unaudited Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                         Three Months Ended                      Nine Months Ended
                                                           September 30,                           September 30,
                                               --------------------------------------  --------------------------------------
                                                      1999                1998                1999                1998
                                               ------------------  ------------------  ------------------  ------------------
Revenues:
  Gas sales                                              $11,032            $  9,440            $ 28,092            $ 33,820
  Oil sales                                               10,193               7,231              25,354              23,319
                                                         -------            --------            --------            --------
      Total revenues                                      21,225              16,671              53,446              57,139
                                                         -------            --------            --------            --------

Expenses:
  Oil and gas production                                   4,408               6,111              14,199              21,288
  Production and other taxes                               1,656               1,263               4,228               4,355
  General and administrative                               1,838               2,347               5,884               7,672
  Amortization of stock option awards                      1,263               1,263               3,790               3,790
  Exploration and abandonments                             2,668               1,876               8,207               6,077
  Depletion, depreciation and amortization
                                                           5,043               6,481              14,248              19,456
  Impairment of long-lived assets                            -                 5,126              25,900              13,143
                                                         -------            --------            --------            --------

      Total expenses                                      16,876              24,467              76,456              75,781
                                                         -------            --------            --------            --------

      Operating income (loss)                              4,349              (7,796)            (23,010)            (18,642)
                                                         -------            --------            --------            --------

Other income (expense):
  Interest income                                              4                  24                  23                 125
  Interest expense                                        (1,296)             (2,349)             (5,876)             (6,040)
  Equity in net loss of affiliates                           (45)               (108)               (182)               (349)
  Gain (loss) on sale of assets                              695                   4                 667                  (7)
  Other                                                      707                  87               1,036                 454
                                                         -------            --------            --------            --------

      Income (loss) before income taxes                    4,414             (10,138)            (27,342)            (24,459)
                                                         -------            --------            --------            --------

Income tax expense (benefit)                                 540              (3,706)                562              (8,803)
                                                         -------            --------            --------            --------

      Net income (loss)                                  $ 3,874            $ (6,432)           $(27,904)           $(15,656)
                                                         =======            ========            ========            ========

      Net income (loss) per share                        $   .10            $   (.17)           $   (.74)           $   (.40)
                                                         =======            ========            ========            ========

      Net income (loss) per share - assuming
       dilution                                          $   .10            $   (.17)           $   (.74)           $   (.40)
                                                         =======            ========            ========            ========

         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                Unaudited Consolidated Statements of Cash Flows
                                (in thousands)

                                                            Three Months Ended     Nine Months Ended
                                                              September 30,          September 30,
                                                           --------------------  ----------------------
                                                             1999       1998        1999        1998
                                                           ---------  ---------  ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                         $ 3,874   $ (6,432)   $(27,904)   $(15,656)
  Adjustments to reconcile net income (loss) to net cash
   provided by  operating activities:
       Depletion, depreciation and amortization               5,043      6,481      14,248      19,456
       Impairment of long-lived assets                          -        5,126      25,900      13,143
       Amortization of stock option awards                    1,263      1,263       3,790       3,790
       Exploration and abandonments                           2,296        974       6,877       3,506
       Equity in net loss of affiliates                          45        108         182         349
       Loss (gain) on sale of assets                           (695)        (4)       (667)          7
       Deferred income taxes                                    -       (3,706)        -        (8,803)
       Other items                                               99         83         239         282
  Changes in assets and liabilities:
       Accounts receivable                                   (2,816)       (79)      3,087       4,044
       Prepaid expenses and other current assets
                                                                132        282         306        (909)
       Other assets                                              80        (21)        263         (39)
       Accounts payable and accrued liabilities                 (35)       784      (7,099)     (6,062)
                                                            -------   --------    --------    --------
         Total adjustments                                    5,412     11,291      47,126      28,764
                                                            -------   --------    --------    --------

         Net cash provided by operating activities            9,286      4,859      19,222      13,108
                                                            -------   --------    --------    --------

Cash flows from investing activities:
  Redemption of restricted investment                           -          -           -         2,331
  Investing in oil and gas properties                        (7,793)   (18,698)    (19,774)    (42,709)
  Additions to other property and equipment                      73       (163)       (151)     (3,858)
  Capital contribution in equity investments                    (45)      (368)       (741)       (931)
  Proceeds from sale of assets                                1,034      1,381      74,155       1,396
                                                            -------   --------    --------    --------

         Net cash provided by (used in) investing
          activities                                         (6,731)   (17,848)     53,489     (43,771)
                                                            -------   --------    --------    --------

Cash flows from financing activities:
  Proceeds (payments) from revolving debt, net               (1,300)    22,300     (69,200)     51,200
  Payments of debt                                              -          -           -        (1,350)
  Exercise of stock options                                     -          209         -           424
  Purchase of treasury stock                                 (1,039)    (7,986)     (2,223)    (18,316)
  Other financing activities                                    (34)      (576)       (144)       (810)
                                                            -------   --------    --------    --------

         Net cash provided by (used in) financing
          activities                                         (2,373)    13,947     (71,567)     31,148
                                                            -------   --------    --------    --------

         Net increase in cash and cash equivalents
                                                                182        958       1,144         485

Cash and cash equivalents, beginning of period                1,572      1,130         610       1,603
                                                            -------   --------    --------    --------

Cash and cash equivalents, end of period                    $ 1,754   $  2,088    $  1,754    $  2,088
                                                            =======   ========    ========    ========

         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                  Notes to Consolidated Financial Statements
                          September 30, 1999 and 1998
                                  (Unaudited)


(1)  Basis of Presentation
     ---------------------

     In the opinion of management, the unaudited consolidated financial statements of Titan Exploration, Inc. (the "Company") as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

(2)  Debt

     Line of Credit

     In June 1999, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A. (the "Bank"), which established a revolving credit facility of $250 million subject to a borrowing base. All amounts outstanding are due and payable in full on January 1, 2001. The borrowing base, which is $175 million at September 30, 1999, is subject to redetermination annually each April by the lenders based on certain proved oil and gas reserves and other assets of the Company. At September 30, 1999, the outstanding principal was $75 million and the available capacity was approximately $100 million.

     Unsecured Credit Agreement

     In April 1997, the Company entered into a credit agreement, as amended (the "Unsecured Credit Agreement"), with the Bank which establishes a revolving credit facility, up to the maximum of $5 million. Individual borrowings may be made for up to a three week period. The Unsecured Credit Agreement has no maturity date and is cancellable at anytime by the Bank. The interest of each loan under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At September 30, 1999, there was no outstanding principal balance under the Unsecured Credit Agreement.

(3)  Commitments and Contingencies

     Litigation

     The following is a brief description of certain litigation to which the Company is subject, as a result of assuming the obligations of Offshore Energy Development Corporation ("OEDC"). Both cases discussed below have reached a settlement that has received preliminary approval by the court. The amount of the settlement related to the Company is not material and does not exceed any existing provision.

     OEDC and certain of its officers and directors, as well as Natural Gas Partners, L.P. ("NGP"), the managing underwriters of OEDC's initial public offering and an analyst from each of the managing underwriters, have been named as defendants in a suit styled Eric Baron and Edward C. Allen, On behalf of Themselves and all Others Similarly Situated, v. David B. Strassner, Douglas H. Kiesewetter, David R. Albin, Natural Gas Partners, L.P., David Garcia, John J. Myers, Offshore Energy Development Corporation, Morgan Keegan & Company, Inc. and Principal Securities Inc., which was filed October 20, 1997, in the Texas State District Court of Harris County, Texas 270th Judicial District and subsequently removed to federal court in the United States Southern District of Texas.

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

     Letters of Credit

     At September 30, 1999, the Company had outstanding letters of credit of $144,000, which were issued through the Credit Agreement.

(4)  Earnings per Common Share

     The following table sets forth the computation of basic and diluted earnings per common share:

                                                            Three Months Ended     Nine Months Ended
                                                              September 30,          September 30,
                                                           --------------------  ----------------------
                                                             1999       1998        1999        1998
                                                           --------  ----------  ----------  ----------
                                                              (in thousands, except per share data)

   Numerator:
     Net income (loss) and numerator for basic and
      diluted net income (loss) per common share -
      income available to common stockholders               $ 3,874    $(6,432)   $(27,904)   $(15,656)
                                                            -------    -------    --------    --------

   Denominator:
     Denominator for basic net income (loss) per common
      share - weighted average common shares                 37,667     38,252      37,825      39,109

     Effect of dilutive securities - employee stock
      options                                                1,856         -           -           -
                                                           --------  ---------   ---------   ---------

     Denominator for diluted net income (loss) per
      common share - adjusted weighted average common
      shares and assumed conversions                         39,523     38,252      37,825      39,109
                                                            =======    =======    ========    ========

   Basic net income (loss) per common share                 $   .10    $  (.17)   $   (.74)   $   (.40)
                                                            =======    =======    ========    ========

   Diluted net income (loss) per common share               $   .10    $  (.17)   $   (.74)   $   (.40)
                                                            =======    =======    ========    ========

     Employee stock options to purchase 670,662, 4,398,596, 3,809,109 and 3,809,109 shares of common stock were outstanding during the three and nine months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted net income (loss) per common share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company or (ii) the Company had a loss from continuing operations and, therefore, the effect would be antidilutive.

(5)  Derivative Financial Instruments

     The Company utilizes various option and swap contracts and other financial instruments to hedge the effect of price changes on future oil and gas production. The index price for the natural gas collars settles based on NYMEX Henry Hub, while the oil collar settles based on the prices for West Texas Intermediate on the NYMEX. The basis swaps lock in the basis differential between NYMEX Henry Hub and the El Paso/Permian delivery point or the Waha West Texas delivery point.

     The following table sets forth the future volumes hedged by year and the range of prices to be received based upon the fixed price of the individual option and swap contracts and other financial instruments outstanding at September 30, 1999:

                                                                    1999                2000                2001
                                                               ---------------     ---------------     ---------------
   Gas related derivatives:
     Collar options (a):
       Volume (MMBtu)                                              1,380,000           6,855,000           2,715,000
       Index price per MMBtu (floor-ceiling prices)            $  2.20 - $2.55     $  2.52 - $2.97     $  2.60 - $3.08

      Basis swaps:
       Volume (MMBtu)                                              3,680,000           8,215,000               -
       Index Price per MMBtu                                         $.153               $.132               $ -

   Oil related derivatives:
     Collar options (b):
       Volume (Bbls)                                                 322,000           1,463,000             452,500
       Index price per Bbl (floor - ceiling prices)            $16.93 - $21.16     $17.06 - $21.47     $16.50 - $20.48

________________

(a) Includes amounts of a counterparty which has the option to extend the collar option from October 1, 2000 to June 30, 2001 on volumes of 15,000 MMBtu per day at a floor and ceiling price of $2.60 and $3.08 per MMBtu, respectively.
(b) Includes amounts of a counterparty which has the option to extend the collar option from July 1, 2000 to June 30, 2001, on volumes of 2,500 Bbls per day at a floor and ceiling price of $16.50 and $20.48 per barrel, respectively.

(6)  Other Liabilities

     The other current and noncurrent liabilities consist of the following (in thousands):

                                                                            September 30,          December 31,
                                                                                1999                   1998
                                                                                ----                   ----
                                                                             (unaudited)
Other current liabilities:
     Capital costs and operating expenses                                             $4,802                 $2,220
     Gas processing obligation                                                           -                      564
     Restructuring costs                                                                  61                    625
     Oil and gas payables                                                                770                  1,106
     Asset sales related                                                                 720
     Other                                                                             2,229                  1,137
                                                                                      ------                 ------
                                                                                      $8,582                 $5,652
                                                                                      ======                 ======

   Other noncurrent liabilities:
     Gas processing obligation                                                        $  -                   $1,130
     Environmental reserve                                                               808                    824
     Plugging and abandonment reserve                                                    -                    2,483
     Gas and pipeline imbalances                                                         (21)                   225
     Other                                                                               397                    591
                                                                                      ------                 ------
                                                                                      $1,184                 $5,253
                                                                                      ======                 ======

(7)  Exploration and Abandonment

     Exploration and abandonment expense consist of the following (in thousands):

                                                       Three months ended                Nine months ended
                                                         September 30,                     September 30,
                                                --------------------------------  ---------------------------
                                                     1999             1998             1999             1998
                                                     ----             ----             ----             ----

   Geological and geophysical staff                 $  158           $  345           $  596           $1,010
   Uneconomical exploratory projects                 1,556              136            4,326            1,504
   Seismic costs                                       611              686            2,422            1,311
   Delay rentals                                        51              354              189            1,141
   Plugging and abandonment reserve                    129              -                129              526
   Other                                               163              355              545              585
                                                    ------           ------           ------           ------
                                                    $2,668           $1,876           $8,207           $6,077
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

     In the second quarter and third quarter of 1998, the Company recognized an impairment of $8.0 million and $5.1 million, respectively. The impairments were a consequence of the book value of certain properties being greater than the estimated net cash flows from those properties.


(9)  Common Stock

     In May 1997, the Company originally announced a plan to repurchase up to $25 million, which in August 1999 the Company's board of directors increased to $35 million, of the Company's common stock. The repurchases will be made periodically, depending on market conditions, and will be funded with cash flow from operations and, as necessary, borrowings under the Credit Agreement. At September 30, 1999 and December 31, 1998, the Company had purchased, pursuant to the repurchase plan, 3,001,000 and 2,547,000 shares of its common stock for approximately $21.8 million and $19.6 million, respectively. Subsequent to September 30, 1999, the Company purchased an additional 750,000 shares of its common stock for approximately $3.5 million.

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

     In July 1999, the Company terminated a purchase and sale agreement to sell a small package of Permian Basin oil and gas properties. The agreement was terminated due to the purchaser's inability to close the transaction under the terms of the agreement. The Company's plan, at September 30, 1999, remains to dispose of this group of assets and expects the completion of such disposal before the end of the first quarter of 2000.

Equity Offering

     In July 1999, Natural Gas Partners, L.P. and Natural Gas Partners II, L.P. (collectively, "NGP"), the Company's largest single shareholder group then owning approximately 30.6% of the Company's common stock, completed the sale of 11,517,629 shares of their common stock holdings in the Company in an underwritten public offering. No single person or group received more that 715,000 shares in the offering. NGP's sale of the Company's common stock was due to the requirements of its limited partnership agreements. The Company received no proceeds from the offering.

Impact of Crude Oil Prices

     During 1998 and through the first quarter of 1999, the posted price of West Texas intermediate crude oil (the "West Texas Crude Oil Price") ranged from
$15.75 to $8.00 per barrel.   These low prices are thought to be caused
primarily by an oversupply of crude oil inventory created, in part, by an unusually warm winter in the United States and Europe, the apparent unwillingness of Organization of Petroleum Exporting Countries ("OPEC") to abide by crude oil production quotas and a decline in demand in certain Asian markets. The prices for crude oil during the second and third quarters of 1999 have shown significant improvement over that of the previous fifteen months.

     If the West Texas Crude Oil Price worsens, as it did in 1998 and early 1999, for a protracted period, it will adversely affect the Company's revenues, net income and cash flows from operations, and the Company may delay or postpone certain of its capital projects. It is the Company's expectation that it will not have positive earnings in 1999.

Year 2000 Issues

     Many computer software systems, as well as certain hardware and equipment using date-sensitive data, were structured to use a two-digit date field, meaning that they may not be able to properly recognize dates in the year 2000. The Company is addressing this issue through a process that entails evaluation of the Company's critical software and, to the extent possible, its hardware and equipment to identify and assess year 2000 issues and to remediate, replace or establish alternative procedures addressing non-Year 2000 compliant systems, hardware and equipment.

     The Company substantially completed an inventory of its systems and equipment including computer systems and business applications. Based upon this review, the Company currently believes that all of its critical software and computer hardware systems are Year 2000 compliant. The Company continues to inventory its equipment and facilities to determine if they contain embedded date-sensitive technology. If problems are discovered, remediation, replacement or alternative procedures for noncompliant equipment and facilities will be undertaken on a business priority basis. The Company has tested most of its critical software systems and believes the systems will adequately function in the Year 2000. As of September 30, 1999, the Company had not incurred any material amount of expense related to its Year 2000 compliance efforts. These costs are currently being expensed as they are incurred. However, in certain instances the Company may determine that replacing existing equipment may be more efficient, particularly where additional functionality is available. These replacements may be capitalized and therefore would reduce the estimated 1999 expenses associated with the Year 2000 issue. The Company currently expects total out-of-pocket costs to become Year 2000 compliant to be less than $100,000. The Company currently expects that such costs will not have a material adverse effect on the Company's financial condition, operations or liquidity.

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

Operating Data

     The following table sets forth the Company's historical operating data for the periods indicated.

                                                           Three Months Ended                      Nine Months Ended
                                                             September 30,                           September 30,
                                                 --------------------------------------  --------------------------------------
                                                        1999                1998                1999                1998
                                                        ----                ----                ----                ----
Production:
     Oil (MBbls)                                          543                 618               1,719               1,877
     Gas (MMcf)                                         5,959               6,392              17,680              20,516
     Total (MMcfe)                                      9,217              10,100              27,994              31,778

Average Sales Prices Per Unit (excluding
effects of hedging activities):
     Oil (Bbl)                                         $19.32             $ 11.70             $ 14.93             $ 12.31
     Gas (Mcf)                                         $ 1.95             $  1.40             $  1.58             $  1.52
     Total (Mcfe)                                      $ 2.40             $  1.60             $  1.91             $  1.71

Average Sales Prices Per Unit (including
effects of hedging activities):
     Oil (Bbl)                                         $18.75             $ 11.70             $ 14.75             $ 12.42
     Gas (Mcf)                                         $ 1.85             $  1.48             $  1.59             $  1.65
     Total (Mcfe)                                      $ 2.30             $  1.65             $  1.91             $  1.80

Expenses Per Mcfe:
     Production costs, excluding production
      and other taxes                                  $  .48             $   .61             $   .51             $   .67

     Production and other taxes                        $  .18             $   .13             $   .15             $   .14
     General and administrative                        $  .20             $   .23             $   .21             $   .24
     Depletion, depreciation and amortization          $  .55             $   .64             $   .51             $   .61

Results of Operations

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

     The Company's revenues from the sale of oil and gas (excluding the effects of hedging) were $10.5 million and $11.6 million in 1999 and $7.2 million and
$8.9 million in 1998, respectively.   Realized oil prices increased $7.62 per
Bbl and gas prices increased $.55 per Mcf between comparable quarters. Assuming 1998 prices in 1999 (excluding the effects of hedging), the Company's revenues would have decreased by approximately $7.4 million. Oil and gas production decreased 75,000 barrels and 433 MMcf, respectively, between comparable quarters. Excluding the production from the two significant dispositions previously discussed, oil production decreased 61,000 barrels and gas production increased 386 MMcf, respectively, between comparable quarters. The decrease in the oil production is principally due to normal production declines and the Company deferring some of its 1998 projects due to the then uncertainties over future commodity price levels. The increase in gas production is due to recently drilled wells offset by normal production declines and loss and/or curtailment of production on wells due to mechanical and/or reservoir problems.

     The Company's gas hedging activities in 1999 decreased gas revenues by $587,000 ($.10 per Mcf), as compared to 1998 when the hedging activities
increased gas revenues by $496,000 ($.08 per Mcf).  At    September 30, 1999,
the Company has 6,855,000 MMBtu of gas hedged which will allow the Company to realize an average minimum price of $2.30 per MMBtu on the hedged volumes. The current gas hedges extend through September 2000, through commodity price collars. A counterparty has the option to extend a gas commodity price collar for the period from October 2000 through June 2001 on 15,000 MMBtu per day with a floor and ceiling price of $2.60 and $3.08 per MMBtu, respectively.

     The Company's oil hedging activities in 1999 decreased oil revenues by $310,000 ($.57 per barrel) as compared to 1998 when the Company had no oil hedges. At September 30, 1999, the Company has 1,325,000 barrels of oil hedged which will allow the Company to realize an average minimum price of $17.22 per barrel on the hedged volumes. The current oil hedges extend through September 2000. A counterparty has the option to extend an oil commodity price collar from July 2000 through June 2001 on 2,500 barrels of oil per day with a floor and ceiling price of $16.50 and $20.48 per barrel, respectively.

     The Company's production costs were $4.4 million ($.48 per Mcfe) and $6.1 million ($.61 per Mcfe) in 1999 and 1998, respectively. Excluding the production costs from the two significant dispositions previously discussed, the Company's production costs would have been $4.4 million ($.48 per Mcfe) and $5.1 million ($.54 per Mcfe) in 1999 and 1998, respectively. The decrease is primarily due to the sale of properties and the Company incurring some carryover rework expenses in 1998 associated with its 1997 acquired properties.

     Depletion, depreciation and amortization expense (DD&A) was $5.0 million ($.55 per Mcfe) and $6.5 million ($.64 per Mcfe) for the comparable quarters of 1999 and 1998, respectively. The decrease in the absolute and per unit amounts is attributable to (a) the third quarter of 1999 not including DD&A for the assets classified as assets held for sale and (b) increased proved reserves, between comparable quarters, resulting from increased commodity prices and recent drilling activities. The Company's DD&A per unit amount increase over the second quarter of 1999 is due primarily to a significant increase in gas volumes from high impact short lived gas properties which have a higher per unit DD&A rate.

     The Company recognized an impairment of $5.1 million in 1998. The impairment was due to loss of proved reserves attributable to (a) downhole mechanical problems with an offshore well and (b) lower than expected drilling results on three onshore wells. The Company had no impairment in the comparable quarter in 1999.

     The Company's exploration and abandonment expense was $2.7 million and $1.9 million for the comparable quarters of 1999 and 1998, respectively. In the third quarter of 1999, the Company incurred over $611,000 in seismic costs in addition to approximately $1.6 million of costs associated with uneconomical exploratory projects. The seismic costs are primarily attributable to the Company's share of the Phase I 3-D seismic acquisition in the Paragon Joint Venture.

     The Company's general and administrative expense (G&A) was $1.8 million ($.20 per Mcfe) and $2.3 million ($.23 per Mcfe) for the comparable quarters of 1999 and 1998, respectively. Excluding the G&A from the two significant dispositions previously discussed, the Company's G&A would have been $1.8 million ($.20 per Mcfe) and $1.9 million ($.20 per Mcfe) in 1999 and 1998, respectively. The decrease in G&A is due to the integration in 1998 of the 1997 acquisitions and the Company's previously announced cost cutting measures.

     The Company's interest expense was $1.3 million and $2.3 million for the 1999 and 1998 comparable quarters, respectively. In 1998, the Company incurred increased levels of debt as a result of its 1997 acquisitions and 1998 capital spending. In 1999, the higher initial debt levels as compared to the 1998 period were reduced by the paydown of debt as a result of the two previously discussed dispositions. The Company's debt at September 30, 1999 was at its lowest level since September 30, 1997.

     In 1999, the Company did not record a deferred income tax expense related to the income from operations. No deferred tax expense was recorded due to the significant valuation allowance the Company has related to its net deferred tax asset. In 1999, the Company expects to pay federal alternative minimum tax of approximately $500,000, primarily as a result of the 1999 asset dispositions.


Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

     The Company's revenues from the sale of oil and gas (excluding the effects of hedging) were $25.7 million and $27.9 million in 1999 and $23.1 million and
$31.2 million in 1998, respectively.   Realized oil and gas prices increased
$2.62 per Bbl and $.06 per Mcf, respectively, between comparable periods. Assuming 1998 prices in 1999 (excluding the effects of hedging), the Company's revenues would have decreased by approximately $5.6 million. Oil and gas production decreased 158,000 barrels and 2,836 MMcf, respectively, between comparable periods. Excluding the production from the two significant dispositions previously discussed, oil and gas production decreased 188,000 barrels and 1,163 MMcf, respectively, between comparable periods. The decrease in the oil production is principally due to normal production declines and the Company deferring some of its 1998 projects due to the then uncertainties over future commodity price levels. The decrease in gas production is partially due to normal production declines and loss and/or curtailment of production on wells due to mechanical and/or reservoir problems, offset by increased gas production from the Company's recent drilling activities, as previously discussed.

     The Company's gas hedging activities in 1999 increased gas revenues by $186,000 ($.01 per Mcf) as compared to 1998 when the hedging activities increased gas revenues by $2.6 million ($.13 per Mcf). Oil hedging activities in 1999 decreased oil revenues by $310,000 ($.18 per barrel) as compared to increasing oil revenues in 1998 by $206,000 ($.11 per barrel).

     The Company's production costs were $14.2 million ($.51 per Mcfe) and $21.3 million ($.67 per Mcfe) in 1999 and 1998, respectively. Excluding the production costs from the two significant dispositions previously discussed, the Company's production costs would have been $12.9 million ($.49 per Mcfe) and $17.8 million ($.62 per Mcfe) in 1999 and 1998, respectively. A portion of the decrease is due to the first half of 1998 rework expenses (over $.08 per Mcfe) associated with the 1997 acquired properties. Initially, acquired properties generally incur significant rework expenses, which are costs incurred to perform required maintenance, workovers and other remedial activities. Also, the decrease is due to the sale of properties and the Company performing only routine and necessary expenditures in certain fields due to depressed commodity prices.

     Depletion, depreciation and amortization expense (DD&A) was $14.2 million ($.51 per Mcfe) and $19.5 million ($.61 per Mcfe) for the comparable periods of 1999 and 1998, respectively. The decrease in the absolute and per unit amounts is attributable to (a) the first three quarters of 1999 not including DD&A for the assets classified as assets held for sale and (b) increased proved reserves, between comparable periods, resulting from increased commodity prices and recent drilling activities.

     The Company recognized an impairment of $25.9 million and $13.1 million in 1999 and 1998, respectively. The 1999 impairment relates to the write-down of the net cost of the assets held for sale based on the expected net proceeds from the sale of these assets. The 1998 impairment was due to loss of proved reserves attributable to (a) downhole mechanical problems with an offshore well and (b) lower than expected drilling results on three onshore wells.

     The Company's exploration and abandonment expense was $8.2 million and $6.1 million for the comparable periods of 1999 and 1998, respectively. In 1999, the Company incurred over $2.4 million in seismic costs in addition to approximately $4.3 million of costs associated with uneconomical exploratory projects. The seismic costs are primarily attributable to the Company's share of the Phase I 3-D seismic acquisition in the Paragon Joint Venture.

     The Company's general and administrative expense (G&A) was $5.9 million ($.21 per Mcfe) and $7.7 million ($.24 per Mcfe) for the comparable periods of 1999 and 1998, respectively. Excluding the G&A from the two significant dispositions previously discussed the Company's G&A would have been $5.2 million ($.20 per Mcfe) and $5.9 million ($.20 per Mcfe) in 1999 and 1998, respectively. The decrease in G&A is due to the integration in 1998 of the 1997 acquisitions and the Company's previously announced cost cutting measures.

     The Company's interest expense was $5.9 million and $6.0 million in the 1999 and 1998 comparable periods, respectively. Between the periods, the Company had comparable average debt levels. As previously discussed, the Company has significantly reduced its debt levels in the second quarter of 1999.

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

Net Cash Provided by Operating Activities. Net cash provided by operating activities, before changes in operating assets and liabilities, was $11.9 and $22.7 million for the three and nine months ended September 30, 1999 compared to $3.9 and $16.1 million for the three and nine months ended September 30, 1998. The increase is due to increased overall commodity prices and decreased cash operating expenses, partially offset by lower production.

Capital Expenditures. For 1999, the Company originally budgeted $49.5 million for capital expenditures and incurred actual expenditures of $20.7 million through September 30, 1999. Approximately $8.0 million of the annual budget related to assets in the Gulf of Mexico which the Company sold in May 1999. Through September 30, 1999, the Company had spent approximately $1.6 million of capital expenditures associated with the Gulf of Mexico assets.

     For 1999, after giving effect to assets sold and other adjustments, the Company originally expected to spend approximately $46.2 million on oil and gas projects as follows: (i) approximately $15.5 million on developmental projects,
(ii) approximately $7.8 million on exploratory projects, (iii) approximately $17.2 million on probable and possible projects and (iv) approximately $5.7 million to acquire additional acreage and seismic data. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data, (ii) the availability of sufficient capital resources of the Company and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and costs of drilling rigs, related contract support services and crews, (iv) the financial resources and results of the Company, and
(v) the availability of leases on reasonable terms and permitting for the potential drilling locations. There can be no assurance that the budgeted wells will encounter, if drilled, recompleted or worked over, reservoirs of commercial quantities of natural gas or oil. The Company is, currently, 60 to 90 days behind its planned drilling and workover program primarily due to the lack of availability of qualified drilling rigs and crews and other equipment used by the Company's field service providers. Accordingly, the Company anticipates spending less than $46.2 million of originally planned expenditures.

     Cash expenditures for investing in oil and gas properties were $19.8 million for the nine months ended September 30, 1999. This includes $3.8 million for the acquisition of oil and gas leases and proved properties and $16.0 million for development, probable and possible and exploratory projects.

     The Company requires capital primarily for the exploration, development and acquisition of oil and gas properties, the repayment of indebtedness and general working capital needs.

     While the Company regularly engages in discussions relating to potential acquisitions of oil and gas properties, the Company has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of material oil and gas properties and interests in its normal course of business. Any future acquisitions may require additional financing and will be dependent upon financing which may be required in the future to fund the Company's acquisition and drilling programs.

Capital Resources. The Company's primary capital resources are net cash provided by operating activities and the availability under the Credit Agreement, of which approximately $100 million was available at September 30, 1999.

Credit Agreement. In June 1999, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A. (the "Bank"), which established a revolving credit facility of $250 million subject to a borrowing base. The borrowing base, which is $175 million at September 30, 1999, is subject to redetermination annually each April by the lenders based on certain proved oil and gas reserves and other assets of the Company. To the extent the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by the Company ratably within 180 days, by either prepaying a portion of the outstanding amounts under the Credit Agreement or pledging additional collateral to the lenders. A portion of the Credit Agreement is available for the issuance of up to $15.0 million of letters of credit, of which $144,000 was outstanding at September 30, 1999. All amounts outstanding are due and payable in full on January 1, 2001. At September 30, 1999, the outstanding principal was $75 million and the available capacity was approximately $100 million.

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

Liquidity and Working Capital. At September 30, 1999, the Company had $1.8 million of cash and cash equivalents as compared to $610,000 at December 31, 1998. The Company's ratio of current assets to current liabilities was 1.91 at September 30, 1999, compared to 6.23 at December 31, 1998. The positive working
capital is due to the assets held for sale.   Excluding the assets held for
sale, the Company would have a working capital deficit of $1.8 million and $3.8 million at September 30, 1999 and December 31, 1998, respectively. The working capital is due to the Company's efforts to maintain low cash levels for cash management purposes. The working capital deficit at September 30, 1999 is adequately covered by the Company's ability to borrow under its Credit Agreement.

Unsecured Credit Agreement. In April 1997, the Company entered into a credit agreement, as amended (the "Unsecured Credit Agreement"), with the Bank which establishes a revolving credit facility, up to the maximum of $5.0 million. Individual borrowings may be made for up to a three week period. The Unsecured Credit Agreement has no maturity date and is cancellable at anytime by the Bank. Proceeds of the Unsecured Credit Agreement are utilized to fund short-term needs (less than thirty days). The Company had no outstanding principal under the Unsecured Credit Agreement at September 30, 1999.

     The interest rate of amounts outstanding under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are the Bank's cost of funds plus 1% per annum.

OTHER MATTERS

Hedging Activities

     The Company uses swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. The Company is party to various agreements with numerous counterparties for purposes of utilizing financial instruments, of which the Company assesses the creditworthiness of its counterparties. Among other counterparties, the Company has utilized Enron Capital & Trade Resources Corp. (an affiliate of a significant stockholder of the Company) as a counterparty. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using New York Mercantile Exchange ("NYMEX") or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. At September 30, 1999, the Company had entered into hedging transactions with respect to approximately 1,380,000 and 5,475,000 MMBtu of its future 1999 and 2000, respectively, estimated natural gas production and 322,000 and 1,003,000 barrels of its future 1999 and 2000, respectively, estimated crude oil production. For additional information, see note 5 of Notes to Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The following quantitative and qualitative information is provided about financial instruments to which the Company is a party as of September 30, 1999, and from which the Company may incur future earnings gains or losses from changes in market interest rates and commodity prices. The Company does not enter into derivative or other financial instruments for trading purposes.

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


                                                                                                              Fair
                                                              1999        2000        2001       Total        Value
                                                           ----------  ----------  ----------  ----------  -----------
                                                                (dollars in thousands, except volumes and prices)
Natural Gas Hedge Derivatives (a):

 Collar option contracts (b):
  Notional volumes (MMBtu)                                  1,380,000   6,855,000   2,715,000  10,950,000  $  (768,718)
  Weighted average short call MMBtu strike price (c)       $     2.20  $     2.52  $     2.60
  Weighted average long put MMBtu strike price (c)         $     2.55  $     2.97  $     3.08

 Basis differential contracts (d):
  Notional volumes (MMBtu)                                  3,680,000   8,215,000         -    11,895,000  $  (154,000)
  Weighted average MMBtu strike price                      $     .153  $     .132  $      -

Crude Oil Hedge Derivatives (a):

 Collar option contracts (e):
  Notional volume (Bbls)                                      322,000   1,463,000     452,500   2,237,500  $(3,264,000)
  Weighted average short call strike price per Bbl (c)     $    16.93  $    17.06  $    16.50
  Weighted average long put strike price per Bbl (c)       $    21.16  $    21.47  $    20.48

___________________________________

(a) See note 5 of Notes to Consolidated Financial Statements included in "Item
    1. Financial Statements" for additional information related to hedging activities.
(b) A counterparty has the option to extend a collar option from October 1, 2000 to June 30, 2001 on volumes of 15,000 MMBtu per day at a floor and ceiling price of $2.60 and $3.08 per MMBtu, respectively. The fair value assumes the extension is exercised by the counterparty.
(c) The strike prices are based on the prices traded on the New York Mercantile ("NYMEX").
(d) The basis differential relates to the spread between the NYMEX price and a El Paso/Permian price or a Waha West Texas price.
(e) A counterparty has the option to extend a collar option from July 1, 2000 to June 30, 2001 on volumes of 2,500 barrels per day at a floor and ceiling price of $16.50 and $20.48 per barrel, respectively. The fair value assumes the extension is exercised by the counterparty.

Interest Rate Sensitivity:

     The following table provides information about the Company's financial instruments that are sensitive to interest rates. The debt obligations are presented in the table at their contractual maturity dates together with the weighted average interest rates expected to be paid on the debt. The weighted average interest rates for the variable debt represents the weighted average interest paid and/or accrued in September 1999. See note 2 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the terms of the Company's debt obligations that are sensitive to interest rates.


                                                                                                Fair
                                                          1999    2000       2001    Total     Value
                                                         -----   -----    -------   --------  --------
                                                             (in thousands, except interest rates)
Debt (a)

 Variable rate debt:

  Chase Bank of Texas, N.A. (Secured)                    $ -     $ -      $75,000    $75,000   $75,000
     Average interest rate                                6.34%   6.34%      6.34%

  Chase Bank of Texas, N.A. (Unsecured)                  $ -     $ -     $    -     $    -    $    -
     Average interest rate                               N/A     N/A     N/A

__________________________

(a) See note 2 of Notes to Consolidated Financial Statements included in "Item
    1. Financial Statements" for additional information related to debt.

Qualitative Disclosures

     The Company, from time to time, enters into interest rate and commodity price derivative contracts as hedges against interest rate and commodity price risk. See note 5 of Notes to Consolidated Financial Statements included in "Item
1. Financial Statements" for discussions relative to the Company's objectives and general strategies associated with it hedging instruments. The Company is a borrower under variable rate debt instruments that give rise to interest rate risk. See note 2 of Notes to Consolidated Financial Statements included in "Item
1. Financial Statements" for specific information regarding the terms of the Company's debt obligations. The Company's policy and strategy, as of September 30, 1999, is to only enter into interest rate and commodity price derivative instruments that qualify as hedges of its existing interest rate or commodity price risks.

     As of September 30, 1999, the Company's primary risk exposures associated with financial instruments to which it is a party include natural gas price volatility and interest rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 1998.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The two lawsuits related to OEDC, disclosed in note 3 of Notes to Consolidated Financial Statements, have reached a settlement that has received preliminary approval by the court. See note 3 of Notes to Consolidated Financial Statements for additional discussion.

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


                                      TITAN EXPLORATION, INC.



                                      By:  /s /Jack Hightower
                                           -------------------------------
                                           Jack Hightower
                                           President and Chief Executive Officer



                                      By:  /s/ William K. White
                                           -------------------------------
                                           William K. White
                                           Vice President and Chief Financial
                                           Officer

Date:  November 13, 1999