Form 10-K
period 1999-12-31
TITAN EXPLORATION INC
filed 2000-03-14
CIK 1024645

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                          _________________________

                                   FORM 10-K
                           _________________________

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

        OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______________ to _____________

                      Commission file number:  000-21843

                            TITAN EXPLORATION, INC.

            (Exact name of Registrant as Specified in its Charter)

                     Delaware                           75-2671582
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

            500 West Texas, Suite 200                    79701
                 Midland, Texas                        (Zip Code)
      (Address of principal executive offices)

                                (915) 498-8600
             (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
          Title of Each Class                       Which Registered
        -----------------------               ----------------------------

               None                                        None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                 Participating Preferred Stock Purchase Right
                               (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                              -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 9, 2000, the Registrant had outstanding 40,189,843 shares of Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 9, 2000, as reported on the Nasdaq National Market, was approximately $153,962,000.

================================================================================

                               TABLE OF CONTENTS
                               -----------------

                                                                                                       Page
                                                                                                       ----

                                                     PART I

Item 1.    Business..................................................................................    2

Item 2.    Properties................................................................................    9

Item 3.    Legal Proceedings.........................................................................   12

Item 4.    Submission of Matters to a Vote of Security Holders.......................................   13

                                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters....................   14

Item 6.     Selected Financial Data..................................................................   15

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....   17

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............................   32

Item 8.     Financial Statements and Supplementary Data..............................................   34

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....   35

                                                   PART III

Item 10.    Directors and Executive Officers of the Registrant.......................................   36

Item 11.    Executive Compensation...................................................................   38

Item 12.    Security Ownership of Certain Beneficial Owners and Management...........................   42

Item 13.    Certain Relationships and Related Party Transaction......................................   44

                                                           PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................   45

            Glossary of Oil and Gas Terms............................................................   49

            Signatures...............................................................................   52

Index to Consolidated Financial Statements...........................................................  F-1

                            TITAN EXPLORATION, INC.

                        1999 ANNUAL REPORT ON FORM 10-K

                                    PART I

ITEM 1.  BUSINESS

  Titan Exploration, Inc. (the "Company" or "Titan") is an independent energy company engaged in the exploitation, development, exploration and acquisition of oil and gas properties located in the Permian Basin of West Texas and southeastern New Mexico, Brenham Dome area of south central Texas and the Central Gulf Coast region of Texas. Since our inception in March 1995, we have increased our reserves, production and cash flow through (i) the development and exploration of our properties and (ii) the acquisition of producing properties that provide exploitation, development and exploration potential.

  The Company is incorporated in the State of Delaware. Its principal executive offices are located at 500 West Texas, Suite 200, Midland, Texas 79701, and its telephone number is (915) 498-8600.

Recent Developments

  On December 13, 1999, the Company announced its agreement to merge the Company and the Permian Basin business unit of Unocal Corporation ("Unocal") into a new company named Pure Resources, Inc. ("Pure Resources"). Pure Resources will be a publicly traded company. The Permian Basin business unit of Unocal includes oil and gas exploration and production assets in the Permian Basin of West Texas and the San Juan Basin in New Mexico and Colorado.

  Pure Resources will have approximately 50 million shares of common stock outstanding upon completion of the merger. Unocal will hold approximately 65% (32.7 million shares) of Pure Resources. The Unocal merger will cause a change of control of the Company. Upon approval by the Company stockholders of the merger, the Company stockholders will receive 0.4302314 shares of Pure
Resources common stock for every share held of the Company's common stock and will collectively own approximately 35% of the outstanding common stock of Pure Resources. The Company expects that upon receiving its shareholder approval the merger would close in April 2000.

  For more information about the proposed merger, see definitive proxy materials relating to the merger, which the Company expects to file with the SEC in late March 1999.

  Management of Pure Resources will include all former officers of the Company plus the addition of (1) Jack Rathbone as Executive Vice President - Operations and (2) Gary Dupriest as Vice President - Production. Jack Rathbone was previously the President of Mobil Producing Texas and New Mexico and has recently become an officer of the Company. Gary Dupriest is currently the Vice President of the Permian Basin business unit for Unocal and will join Pure Resources upon consummation of the merger.

  The board of directors of Pure Resources will be Jack D. Hightower, George G. Staley and Herbert C. Williamson, III, all current directors of the Company, plus Timothy H. Ling, Darrell Chessum, Graydon H. Laughbaum, Jr. and H.D. Maxwell, all designees of Unocal.

  In November 1999, the Company acquired, for approximately $10 million, proved properties, prospect acreage and approximately 500 square miles of proprietary 3-D geophysical data in the Central Gulf Coast region of Jackson, Victoria, Wharton and Colorado counties in Texas. The properties were acquired to allow the Company exposure to the Expanded Yegua, Frio and Deep Wilcox Trend plays. Through December 31, 1999 the Company participated in the drilling of four exploratory wells on its acreage, of which three were successful.

Overview

  The Company's strategy is to grow reserves, production and net income per share by:

     . identifying acquisition opportunities that provide significant development and exploratory drilling potential,

     .    exploiting and developing its reserve base,

     .    pursuing exploration opportunities for oil and gas reserves,

     . capitalizing on advanced technology to identify, explore and exploit projects, and

     .    emphasizing a low overhead and operating cost structure.

  As of December 31, 1999, the Company estimated net proved reserves of approximately 31.8 MMBbls of oil and 244.7 Bcf of natural gas, or an aggregate of 435.7 Bcfe with a PV-10 of $412.7 million. Approximately 65% of these reserves were classified as proved developed. The Company acquired, explored for and developed its reserves for an average reserve replacement cost of approximately $.74 per Mcfe from inception of the Company through December 31, 1999.

  The Company prefers to acquire properties over which it can exercise operating control. As of December 31, 1999, the Company operated 819 gross productive wells (718 net productive wells) and these operated properties represented approximately 71% of its proved developed PV-10 and 76% of the Company's PV-10 attributable to total proved reserves as of such date. The Company's emphasis on controlling the operation of its properties enables the Company to better manage expenses, capital allocation and other aspects of development and exploration.

  The Company's proved oil and gas properties are located in more than 70 fields/areas in the Permian Basin, Brenham Dome area and Central Gulf Coast region. Approximately 74% of the Company's PV-10 of total proved reserves is concentrated in 13 principal fields/areas located in the Permian Basin. The Permian Basin is characterized by complex geology with numerous known producing horizons and provides significant opportunities to increase reserves, production and ultimate recoveries through development, exploratory and horizontal drilling, recompletions, secondary and tertiary recovery methods, and use of 3-D seismic and other advanced technologies.

  Acquisitions

  The Company's strategy is to make acquisitions with exploitation potential. The following paragraphs outline the Company's acquisition practices and its significant acquisitions since the inception of the Company. The Company believes the merger with the Permian Basin business unit of Unocal is in keeping with its growth and acquisition strategy.

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

  In December 1997, the Company issued 5,486,734 shares of Common Stock in connection with its acquisition of all of the issued and outstanding shares of common stock of Offshore Energy Development Corporation ("OEDC"), an independent energy company that focused on the acquisition, exploration, development and production of natural gas and on natural gas gathering, processing and marketing activities (the "OEDC Acquisition"). OEDC's integrated operations were conducted in the Gulf of Mexico, where OEDC had an interest in 24 lease blocks, all of which were operated by OEDC.

  In December 1997, the Company issued 899,965 shares of Common Stock in connection with its acquisition of all of the issued and outstanding units of membership interests in Carrollton Resources, L.L.C., a small independent energy company that was engaged in the exploration, development and acquisition of onshore oil and gas properties that were located primarily in the Gulf Coast region (the "Carrollton Acquisition").

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

Oil and Gas Marketing and Major Customers

  The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and gas. The price received by the Company for its oil and gas production depends on numerous factors beyond the Company's control including seasonality; the condition of the United States and world economies, particularly the manufacturing sector; foreign imports; political and economic conditions in other oil-producing and gas-producing countries; the actions of OPEC and domestic government regulation, legislation and policies. Decreases in the prices of oil and natural gas could have a material adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. Although the Company is not currently experiencing any significant involuntary curtailment of its oil or gas production, market, economic and regulatory factors may in the future materially affect the Company's ability to sell its oil or gas production.

  During 1999, sales to Enron Corp., and its subsidiaries and affiliates and Dynegy Inc. were approximately 36% and 16% of the Company's oil and gas revenues, respectively.

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

Employees

  As of December 31, 1999, the Company had 76 full-time employees, none of whom is represented by a labor union. Included in the total were 29 administrative employees located in the Company's office in Midland, Texas, ten of whom are involved in the management of the Company. The Company considers its relations with its employees to be good.

Office Facilities

  The Company currently leases approximately 50,937 square feet of office space in Midland, Texas, where its principal offices are located. This office lease is on an arms-length basis with an affiliate of Jack Hightower. The Company's principal offices are leased through March 15, 2002.

Title to Properties

  The Company received title opinions relating to properties representing 80% of the PV-10 of the 1995 Acquisition, 90% of the PV-10 of the 1996 Acquisition and 54% of the PV-10 of the Pioneer Acquisition. The Company's land department and contract land professionals have reviewed title records of substantially all its producing properties. The title investigation performed by the Company prior to acquiring undeveloped properties is thorough but less rigorous than that conducted prior to drilling, consistent with industry standards. The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. The Company's Credit Agreement is secured by a first lien on properties that represented at least 80% of the value of the Company's proved oil and gas properties (based on PV-10 as of December 31, 1999). Presently, the Company keeps in force its leaseholds for 18% of its net acreage by virtue of production on that acreage in paying quantities. The remaining acreage is held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

  OPA imposes a variety of additional requirements on "responsible parties" for vessels or oil and gas facilities related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The responsible parties include the owner or operator of an onshore facility, pipeline, or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If a party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. OPA establishes a liability limit for offshore facilities (including pipelines) of all removal costs plus $75 million. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill contingency plan. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions.

  In addition, the Outer Continental Shelf Lands Act ("OCSLA") authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating in the Outer Continental Shelf ("OCS").

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

  The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal National Pollutant Discharge Elimination System ("NPDES") permits prohibit, or are expected to prohibit within the next year, the discharge of produced water and sand, and some other substances related to the oil and gas industry, into coastal waters. Although the costs to comply with zero discharge mandates under federal or state law may be significant, the entire industry will experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's financial conditions and operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

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

Abandonment Costs

  The Company is responsible for payment of plugging and abandonment costs on the oil and gas properties pro rata to its working interest. Based on its experience, with the exception of offshore oil and gas properties, the Company anticipates that the ultimate aggregate salvage value of lease and well equipment located on its properties will exceed the costs of abandoning such properties. There can be no assurance, however, that the Company will be successful in avoiding additional expenses in connection with the abandonment of any of its properties. In addition, abandonment costs and their timing may change due to many factors including actual production results, inflation rates and changes in environmental laws and regulations.

ITEM 2.  PROPERTIES

Oil and Natural Gas Reserves

  The Company's oil and gas properties are located in the Permian of West Texas and southeastern New Mexico, the Brenham Dome area of south central Texas and the Central Gulf Coast region of Texas.

  The following table summarizes the estimates of the Company's historical net proved reserves as of December 31, 1999 and 1998, and the present values attributable to these reserves at such dates. The reserve and present value data of the Company were prepared by the Company and the Company's independent petroleum consultants.

                                                                                  December 31,
                                                                        --------------------------------
                                                                             1999             1998
                                                                        ---------------  ---------------
                                                                              (dollars in thousands)
Estimated proved reserves:

 Oil and condensate (MBbls).......................................              31,830           23,011
 Natural gas (MMcf)...............................................             244,705          331,970
 MMcfe (6 Mcf per Bbl)............................................             435,685          470,036

Proved developed reserves as a percentage of proved reserves......                  65%              60%
PV-10 (a).........................................................            $412,694          242,170
Standardized Measure of Discounted Future Net Cash Flows (b)......            $333,363         $236,628

____________
(a) The present value of future net revenue attributable to the Company's reserves was prepared using prices and costs in effect at the end of the respective periods presented, discounted at 10% per annum on a pre-tax basis. These amounts reflect the effects of the Company's hedging activities.

(b) The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value of future net revenues, after income taxes, discounted at 10%. These amounts reflect the effects of the Company's hedging activities.

     In accordance with applicable requirements of the Securities and Exchange Commission ("SEC"), estimates of the Company's proved reserves and future net revenues are made using sales prices and costs estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). The average realized prices for the Company's reserves as of December 31, 1999 were $24.48 per Bbl of oil and condensate and $1.73 per Mcf of natural gas, compared to average realized prices for the Company's reserves as of December 31, 1998 of $9.49 per Bbl of oil and $1.57 per Mcf of natural gas.

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

Productive Wells and Acreage

Productive Wells

     The following table sets forth the Company's productive wells as of December 31, 1999:

                                                                           Actual
                                                                   ----------------------

                                                                     Gross        Net
                                                                   ----------  ----------
Oil......................................................            2,001         692
Gas......................................................              673         260
                                                                     -----         ---
Total Productive Wells...................................            2,674         952
                                                                     =====         ===

     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing horizon are counted as one well.

Acreage Data

     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof. The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold mineral or other interest as of December 31, 1999.


                  Developed Acres         Undeveloped Acres           Total Acres
              -----------------------  -----------------------  ------------------------
                Gross         Net        Gross         Net         Gross         Net
              ----------  -----------  ----------  -----------  -----------  -----------
Total.......     205,620       75,873     727,024      423,995      932,644      499,868

Drilling Activities

     The following table sets forth the drilling activity of the Company on its properties for the periods presented.

                                                        Year Ended December 31,
                                    ----------------------------------------------------------------
                                            1999                  1998                  1997
                                    --------------------  --------------------  --------------------
                                      Gross       Net       Gross       Net       Gross       Net
                                    ---------  ---------  ---------  ---------  ---------  ---------
Exploratory Wells:
     Productive..................        10.0        3.9        8.0        3.6        2.0        1.0

  Nonproductive..................         9.0        4.5        3.0        2.5        2.0        1.8
                                         ----       ----       ----       ----       ----       ----
     Total.......................        19.0        8.4       11.0        6.1        4.0        2.8
                                         ====       ====       ====       ====       ====       ====
Development Wells:
  Productive.....................        16.0       12.0       22.0       18.8       48.0       17.2

  Nonproductive..................           -          -        4.0        3.7        6.0        4.5
                                         ----       ----       ----       ----       ----       ----
     Total........................       16.0       12.0       26.0       22.5       54.0       21.7
                                         ====       ====       ====       ====       ====       ====

     At December 31, 1999, the Company had 5.0 gross wells (2.7 net wells) being drilled and not included in the above table.

Net Production, Unit Prices and Costs

     The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by the Company for the periods presented.

                                                                               Year Ended December 31,
                                                                ------------------------------------------------------
                                                                      1999               1998               1997
                                                                -----------------  -----------------  ----------------
Production:
  Oil and condensate (MBbls)..................................          2,272              2,492             1,880
  Natural gas (MMcf)..........................................         23,190             26,731            22,104
  Total (MMcfe)...............................................         36,822             41,683            33,385
Average sales price (a):
  Oil and condensate (per Bbl)................................       $  16.22           $  12.05          $  18.67
  Natural gas (per Mcf).......................................       $   1.68           $   1.60          $   1.75
  Total (per Mcfe)............................................       $   2.06           $   1.75          $   2.21

Production costs, excluding production and other taxes
  (per Mcfe)..................................................       $    .51           $    .65          $    .48
Production and other taxes (per Mcfe).........................       $    .17           $    .14          $    .17
General and administrative costs (per Mcfe)...................       $    .21           $    .22          $    .16
Depletion, depreciation and amortization expenses (per
  Mcfe).......................................................       $    .52           $    .65          $    .60

_____________
(a)  Reflects results of hedging activities in 1999, 1998 and 1997.

ITEM 3.  LEGAL PROCEEDINGS

     OEDC and certain of its officers and directors, as well as Natural Gas Partners, L.P. ("NGP"), the managing underwriters of OEDC's initial public offering and an analyst from each of the managing underwriters, were named as defendants in a suit styled Eric Baron and Edward C. Allen, On behalf of Themselves and all Others Similarly Situated, v. David B. Strassner, Douglas H. Kiesewetter, David R. Albin, Natural Gas Partners, L.P., David Garcia, John J. Myers, Offshore Energy Development Corporation, Morgan Keegan & Company, Inc. and Principal Securities Inc., which was filed October 20, 1997, in the Texas State District Court of Harris County, Texas, 270/th/ Judicial District and subsequently removed to federal court in the United States Southern District of Texas.

     OEDC and certain of its officers and directors, as well as NGP, were also named defendants in a suit styled John W. Robertson, et al. v. David B. Strassner, Douglas H. Kiesewetter, David R. Albin, Natural Gas Partners, L.P. and Offshore Energy Development Corporation, which was filed February 6, 1998, in the United States Southern District of Texas, Houston Division.

     These matters were settled in the fourth quarter of 1999 at an expense to the Company of approximately $200,000.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)  Inapplicable.

(b)  Inapplicable.

(c)  Inapplicable.

(d)  Inapplicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been publicly traded on the Nasdaq National Market under the symbol "TEXP" since the Company's initial public offering effective December 16, 1996. The following table summarizes the high and low reported sales prices on Nasdaq for each quarterly period presented below.

                                                                   Common Stock
                                                              -----------------------

                                                                 High         Low
                                                              ----------  -----------
        1998:

        First Quarter....................................      $ 9.625      $  6.688

        Second Quarter...................................        9.500         7.500

        Third Quarter....................................        9.125         5.500

        Fourth Quarter...................................        8.938         5.375

        1999:
                                                                            $  4.375
        First Quarter....................................      $ 7.188

        Second Quarter...................................        5.938         4.313

        Third Quarter....................................        6.094         4.625

        Fourth Quarter...................................        5.438         3.000

        2000:

        First Quarter (through February 4, 2000).........      $ 5.250      $  3.500

     As of February 4, 2000, the Company estimates that there were more than 143 record holders and more than 3,000 beneficial holders of the Company's Common Stock.

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




                                                                                                              Period March 31, 1995
                                                                                                                (date of inception)
                                                                     Year Ended December 31,                          through
                                                   ---------------------------------------------------------        December 31,
                                                      1999(a)         1998(b)        1997(b)        1996 (b)           1995(b)
                                                   -------------  --------------  --------------  ----------   ---------------------
                                                             (in thousands, except per share amounts and operating data)
Consolidated Statement of Operations Data:
  Revenues-
     Operating revenues...........................   $ 75,717        $ 72,876     $  73,827     $  23,824            $    743
  Expenses:
     Oil and gas production.......................     18,643          27,078        16,298         7,312                 265
     Production and other taxes...................      6,116           5,725         5,548         1,887                  39
     General and administrative...................      7,771           9,163         5,372         2,270               1,546
     Amortization of stock option awards..........      5,049           5,055         5,053         1,839                 576
     Exploration and abandonment..................     11,049          17,596         3,055           184                 490
     Depletion, depreciation and amortization.....     19,222          27,090        19,972         5,789                 299
     Impairment of long-lived assets..............     31,783          25,666        68,997            --                  --
     Restructuring costs..........................         --             625            --            --                  --
     Interest.....................................      7,320           8,648         1,524         2,965                  97
     Other........................................     (2,893)         (1,172)         (258)         (503)             (1,038)
                                                     --------        --------     ---------     ---------            --------
          Total expenses..........................    104,060         125,474       125,561        21,743               2,274
                                                     --------        --------     ---------     ---------            --------
     Income (loss) before income taxes............    (28,343)        (52,598)      (51,734)        2,081              (1,531)
     Income tax (expense) benefit.................     20,069           5,381        18,267        (3,484)                 --
                                                     --------        --------     ---------     ---------            --------
     Net loss.....................................   $ (8,274)       $(47,217)    $ (33,467)    $  (1,403)           $ (1,531)
                                                     ========        ========     =========     =========            ========

     Net loss per common share....................   $   (.22)       $  (1.22)    $    (.99)    $    (.07)           $   (.11)
     Net loss per common share -
     assuming dilution............................   $   (.22)       $  (1.22)    $    (.99)    $    (.07)           $   (.11)
     Weighted average common shares
        outstanding...............................     38,038          38,808        33,942        19,605              14,066
Consolidated Statement of Cash Flows Data:
  Net cash provided by (used in):
     Operating activities.........................   $ 33,426        $ 18,448     $  46,563     $   7,710            $ (1,805)
     Investing activities.........................     20,204         (58,413)     (114,302)     (144,998)            (47,522)
     Financing activities.........................    (52,930)         38,972        63,052       137,365              55,540
Other Consolidated Financial Data:
  Capital expenditures............................   $ 45,212        $ 63,235     $ 114,377     $ 150,119            $ 43,770
Consolidated Operating Data:
 Production:
  Oil and condensate (MBbls)......................      2,272           2,492         1,880           714                  30
  Natural gas (MMcf)..............................     23,190          26,731        22,104         5,787                 245
  Total (MMcfe)...................................     36,822          41,683        33,385        10,071                 425
 Average Sales Prices Per Unit(c):
  Oil and condensate (per Bbl)....................   $  16.22        $  12.05     $   18.67     $   19.16            $  16.80
  Natural gas (per Mcf)...........................       1.68            1.60          1.75          1.75                 .97
  Total (per Mcfe)................................       2.06            1.75          2.21          2.37                1.75
 Expenses per Mcfe
  Production costs, excluding production and
     other taxes..................................   $    .51        $    .65     $     .48     $     .72            $    .63
  Production and other taxes......................        .17             .14           .17           .19                 .09
  General and administrative......................        .21             .22           .16           .23                3.64
  Depletion, depreciation and amortization........        .52             .65           .60           .57                 .70

                                                                             December 31,
                                                  --------------------------------------------------------------
                                                    1999(a)      1998(b)      1997(b)      1996(b)     1995(b)
                                                  -----------  -----------  -----------  -----------  ----------
                                                                        (in thousands)
Consolidated Balance Sheet Data:
  Cash and cash equivalents.....................   $  1,310     $    610     $  1,603     $  6,290      $ 6,213
  Working capital (deficit) (d).................     (3,912)     105,697           28        8,124       11,946
  Oil and gas assets, net.......................    230,101      209,177      271,920      190,062       42,861
  Total assets..................................    268,798      341,022      352,583      207,179       57,487
  Total debt....................................     90,000      144,200       85,450        6,500       20,000
  Stockholders' equity and predecessor
   capital......................................    160,851      171,354      232,421      187,186       34,585

____________
(a) In May 1999, the Company sold its assets in the Gulf of Mexico for $71.3 million in cash.

(b) Certain reclassifications have been made to the 1998, 1997, 1996 and 1995 amounts to conform to the 1999 presentation.

(c) Reflects results of hedging activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(d)  The 1998 amount includes $109.5 million of assets held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unocal Merger

     On December 13, 1999, the Company announced its agreement to merge the Company and the Permian Basin business unit of Unocal Corporation ("Unocal") into a new company named Pure Resources, Inc. ("Pure Resources"). Pure Resources will be a publicly traded company. The Permian Basin business unit of Unocal includes oil and gas exploration and production assets in the Permian Basin of West Texas and the San Juan Basin in New Mexico and Colorado.

     Pure Resources will have approximately 50 million shares of common stock outstanding upon completion of the merger. Unocal will hold approximately 65% (32.7 million shares) of Pure Resources. The Unocal merger will cause a change of control of the Company. Upon approval by the Company stockholders of the merger, the Company stockholders will receive 0.4302314 shares of Pure Resources common stock for every share held of the Company's common stock and will collectively own approximately 35% of the outstanding common stock of Pure Resources. The Company expects that upon receiving its shareholder approval the merger would close in April 2000.

     For more information about the proposed merger, see definitive proxy materials relating to the merger, which the Company expects to file with the SEC in late March 1999.

     Management of Pure Resources will include all former officers of the Company plus the addition of (1) Jack Rathbone as Executive Vice President - Operations and (2) Gary Dupriest as Vice President - Production. Jack Rathbone was previously the President of Mobil Producing Texas and New Mexico and has recently become an officer of the Company. Gary Dupriest is currently the Vice President of the Permian Basin business unit for Unocal and will join Pure Resources upon consummation of the merger.

     The board of directors of Pure Resources will be Jack D. Hightower, George
G. Staley and Herbert C. Williamson, III, all current directors of the Company, plus Timothy H. Ling, Darrell Chessum, Graydon H. Laughbaum, Jr. and H.D. Maxwell, all designees of Unocal.

General

     The Company is an independent energy company engaged in the exploitation, development, exploration and acquisition of oil and gas properties. The Company's strategy is to grow reserves, production and net income per share by:

       . identifying acquisition opportunities that provide significant development and exploratory drilling potential,

       .  exploiting and developing its reserve base,

       .  pursuing exploration opportunities for oil and gas reserves,

       . capitalizing on advanced technology to identify, explore and exploit projects, and

       .  emphasizing a low overhead and operating cost structure.

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

     The Company uses the successful efforts method of accounting for its oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that result in proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not result in proved reserves and geological and geophysical costs are expensed. Costs of significant nonproducing properties, wells in the process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined.

Impact of Commodity Oil Prices

     During 1998 and through the first quarter of 1999, the posted price of West Texas intermediate crude oil (the "West Texas Crude Oil Price") ranged from $15.75 to $8.00 per barrel. These low prices were thought to be caused primarily by an oversupply of crude oil inventory created, in part, by an unusually warm winter in the United States and Europe, the apparent unwillingness of Organization of Petroleum Exporting Countries ("OPEC") to abide by crude oil production quotas and a decline in demand in Asian markets. The prices for crude oil during the second through fourth quarters of 1999 have shown significant improvement over those of the previous fifteen months.

     A return of low prices for crude oil, natural gas or other commodities sold by the Company could have a material adverse effect on the Company's results of operations, on the quantities of crude oil and natural gas that can be economically produced from its fields, and on the quantities and economic values of its proved reserves and potential resources. Such adverse pricing scenarios could result in write-downs of the carrying values of the Company's properties and materially adversely affect the Company's financial condition, as well as its results of operations.

Year 2000 Issues

     The Company has initially incurred no significant problems related to the Year 2000 issue. However, the Company has not yet fully utilized all functions and processes of its systems and accordingly cannot be sure that all its systems will be free of Year 2000 issues. Also, the Company has no assurance that its "critical business partners," or governmental agencies or other key third parties, have not incurred Year 2000 issues that may affect the Company.

Operating Data

   The following sets forth the Company's historical operating data:

                                                                               Year ended December 31,
                                                                    -------------------------------------------
                                                                        1999            1998          1997
                                                                    -------------  -------------  -------------
Production:
  Oil and condensate (MBbls)...............................              2,272          2,492          1,880
  Natural gas (MMcf).......................................             23,190         26,731         22,104
  Total (Mmcfe)............................................             36,822         41,683         33,385

Average sales price per unit (excluding the effects of
 hedging):
  Oil and condensate (per Bbl).............................           $  16.83        $ 11.97        $ 18.38
  Natural gas (per Mcf)....................................           $   1.68        $  1.51        $  1.75
  Total (per Mcfe).........................................           $   2.10        $  1.68        $  2.19

Average sales price per unit (including the effects of
 hedging):
  Oil and condensate (per Bbl).............................           $  16.22        $ 12.05        $ 18.67
  Natural gas (per Mcf)....................................           $   1.68        $  1.60        $  1.75
  Total (per Mcfe).........................................           $   2.06        $  1.75        $  2.21

Expenses per Mcfe:
  Production costs, excluding production and other taxes...           $    .51        $   .65        $   .48
  Production and other taxes...............................           $    .17        $   .14        $   .17
  General and administrative...............................           $    .21        $   .22        $   .16
  Depletion, depreciation and amortization.................           $    .52        $   .65        $   .60


Results of Operations

     The Company began operations on March 31, 1995. As a result of the Company's limited operating history and rapid growth, its financial statements are not readily comparable and may not be indicative of future results. The OEDC Acquisition, the Carrollton Acquisition and the Pioneer Acquisition, did not close until the end of December 1997 and, consequently, did not contribute to 1997 operating results. In May 1999, the Company sold its offshore assets acquired in the OEDC Acquisition and accordingly only 5 months of those assets' operations are reflected in the 1999 operating results.

Year ended 1999 as compared to 1998

     The Company's revenues from the sale of oil and gas (excluding the effects of hedging activities) were $38.2 million and $38.9 million in 1999 and $29.8 million and $40.3 million in 1998, respectively. Realized oil and gas prices increased $4.86 per Bbl and $.17 per Mcf, respectively. Excluding the production from the two significant dispositions, oil production was 2,448,000 barrels and 2,216,000 barrels and gas production was 22,935 MMcf and 21,961 MMcf in 1999 and 1998, respectively. Oil and gas production decreased 220,000 barrels and 3,541 MMcf, respectively, between years. Excluding the production from the two significant dispositions in 1999, oil and gas production decreased 232,000 barrels and 974 MMcf, respectively, between years. The decrease in the oil production is principally due to normal production declines and the Company deferring some of its 1998 projects and not budgeting significant 1999 projects due to the uncertainties over crude oil price levels earlier in the year. The decrease in gas production is partially due to normal production declines and loss and/or curtailment of production on wells due to mechanical and/or reservoir problems, offset by increased gas production from the

Company's recent drilling activities.

   The Company's hedging activities in 1999 decreased oil and gas revenues $1.4 million ($.61 per Bbl) and $72,000 ($.003 per Mcf), respectively, as compared to 1998, when hedging activities increased oil and reduced gas revenues $206,000 ($.08 per Bbl) and $2.6 million ($.09 per Mcf), respectively. At December 31, 1999, the Company had oil and gas hedges in place for approximately 1.9 million barrels and 5,475 Mcf of the Company's production through 2000 and early 2001. The hedges will allow the Company to realize, at a minimum, a price of $16.93 per barrel of oil and $2.37 per Mcf on the volumes hedged. The outstanding hedges had an estimated cost to settle of approximately $1.6 million at December 31, 1999.

   The Company's oil and gas production costs were $18.6 million ($.51 per Mcfe) and $27.1 million ($.65 per Mcfe) in 1999 and 1998, respectively. Excluding the production costs from the two significant dispositions in 1999, the Company's production costs would have been $17.3 million ($.49 per Mcfe) and $22.4 million ($.59 per Mcfe) in 1999 and 1998, respectively. A portion of the decrease is due to the first half of 1998 rework expenses ($.06 per Mcfe) associated with the 1997 acquisitions properties. Initially, acquired properties generally incur significant rework expenses, which are costs incurred to perform required maintenance, workovers and other remedial activities. Also, the decrease is due to the sale of properties and the Company performing only routine and necessary expenditures in certain fields early in 1999 due to depressed commodity prices.

   Depletion, depreciation and amortization expense (DD&A) was $19.2 million ($.52 per Mcfe) and $27.1 million ($.65 per Mcfe) in 1999 and 1998, respectively. The decrease in the absolute and per unit amounts is attributable to (a) the first three quarters of 1999 not including DD&A for the assets then classified as assets held for sale, (b) increased proved reserves, in high net book value fields, resulting from increased commodity prices and recent drilling activities and (c) the effects from the 1998 impairment.

   The Company recognized an impairment of $31.8 million and $25.7 million in 1999 and 1998, respectively. The 1999 impairment was comprised of (a) $25.9 million related to assets held for sale and (b) $5.9 million related to oil and gas properties. The 1999 impairment on assets held for sale was due to the write-down of the net cost of the assets held for sale based on the expected net proceeds from the sale of these assets. The 1999 impairment of oil and gas properties relates directly to one field in which proved undeveloped reserve
volumes were revised downward based on new information.   The 1998 impairment
was comprised of (a) $22.2 million related to oil and gas properties, (b) $2.2 million related to impairment of an investment in a partnership and (c) $1.3 million related to assets held for sale. The 1998 impairment related to the oil and gas properties was primarily attributable to loss of proved reserves associated with below expectation developmental drilling results and downhole mechanical problems primarily in the Company's Gulf Coast and Gulf of Mexico regions.

   Estimated future cash flows for purposes of determining impairment of oil and gas properties are determined using the following assumptions:

   . Only cash flows from proved oil and gas properties disclosed in Note 22 of the consolidated financial statements are considered in the analysis.

   . The prices used for determining cash flows are determined based on the near-term (a period exceeding one year, depending on management's current views of future market conditions) NYMEX futures index adjusted for property specific qualitative and location differentials. The latest futures price in the near-term price outlook is then held flat for the remaining life of the properties. Prices estimated for future periods may be above or below current pricing levels. For example, futures prices over the following year are significantly below year-end prices at December 31, 1999.

   . If production is subject to hedges, future product prices are further adjusted to reflect the prices to be realized under these arrangements.

   The Company's exploration and abandonment expense was $11.0 million and $17.6 million in 1999 and 1998, respectively. The decrease is due primarily to lower impairment of unproved properties. In 1998, the Company impaired its Webb County prospect by over $9 million. Offsetting the 1998 impairment are increases in the Company's dry hole costs due to increased exploratory well activity in 1999 and increases in seismic costs primarily due to the Company's 3-D seismic shoot in the Paragon venture.

   The Company's general and administrative expense (G&A) was $7.8 million ($.21 per Mcfe) and $9.2 million ($.22 per Mcfe) in 1999 and 1998, respectively. Excluding G&A from the two significant dispositions in 1999, the Company's G&A would have been $7.2 million ($.20 per Mcfe) and $6.9 million ($.18 per Mcfe) in 1999 and 1998, respectively.

   In the fourth quarter of 1998, the Company recognized a restructuring charge of $625,000. This charge related to the severance and related benefits that were provided to individuals whose positions were eliminated as a result of the planned disposition of assets in 1999.

   The 1999 and 1998 equity in net loss of affiliates is primarily attributable to the Company's ownership in two partnerships acquired in the OEDC Acquisition both which were included in the Gulf of Mexico disposition. Included in the equity loss is approximately $211,000 and $632,000 of amortization of the Company's cost basis in excess of the underlying historical net assets of one of the partnerships in 1999 and 1998, respectively.

   The Company's interest expense was $7.3 million and $8.6 million in 1999 and 1998, respectively. The decrease is due to the decrease in average debt level between years, resulting from the sale of the Gulf of Mexico properties in the second quarter of 1999.

   The Company's effective income tax rates were 71% and 10% for 1999 and 1998, respectively. In 1998 the Company provided a valuation allowance of $14.0 million against its deferred tax asset which was reversed in 1999. In 1998, with the depressed commodity prices outlook, it appeared more likely than not that the Company would not be able to utilize all its available loss carryforwards prior to their ultimate expiration. In light of the improved commodity prices, it now appears more likely than not that the Company will be able to utilize all its available loss carryforwards.

Year ended 1998 as compared to 1997

   The Company's revenues from the sale of oil and gas (excluding the effects of hedging activities) were $29.8 million and $40.3 million in 1998 and $34.6 million and $38.7 million in 1997, respectively. Realized oil and gas prices decreased $6.41 per Bbl and $.24 per Mcf, respectively. In 1998, the 1997 acquisitions contributed oil sales of $8.0 million and gas sales of $9.7 million with associated production of approximately 649 Mbls of oil and 5,038 Mmcf of gas, respectively. The decrease in oil revenues due to price was offset by an increase in production primarily attributable to the 1997 acquisitions. Gas revenues increased as a result of increased production, primarily the result of the 1997 acquisitions, despite a decrease in gas prices. Excluding the 1997 acquisitions, 1998 oil and gas production was relatively flat compared to 1997. The increase in production, assuming 1997 prices, would have resulted in additional revenues to the Company of $18.2 million while the decrease in prices reduced revenues by $21.4 million.

   The Company's hedging activities in 1998 increased both oil and gas revenues $206,000 ($.08 per Bbl) and $2.6 million ($.09 per Mcf), respectively, as compared to 1997, when hedging activities increased oil and reduced gas revenues $551,000 ($.29 per Bbl) and $62,000 ($.003 per Mcf), respectively. At December 31, 1998 the Company had no oil hedges in place; however, gas hedges for 12,499 Mmcf of the Company's production through early 2000 were outstanding.

   The Company's oil and gas production costs were $27.1 million ($.65 per Mcfe) and $16.3 million ($.48 per Mcfe) in 1998 and 1997, respectively. In 1998, production costs attributable to the 1997 acquisitions were $11.9 million ($1.32 per Mcfe). Thus, the increase in production costs was primarily related to the 1997 acquisitions. Excluding the 1997 acquisitions, the Company's production costs would have decreased slightly on an absolute and Mcfe basis. Initially, acquired properties generally incur significant rework expenses, which are costs incurred to perform required maintenance, workovers and other remedial activities. The properties acquired in the Pioneer Acquisition were primarily oil in nature and generally have a higher per unit production cost as compared to gas properties.

   Depletion, depreciation and amortization expense (DD&A) was $27.1 million ($.65 Mcfe) and $20.0 million ($.60 per Mcfe) in 1998 and 1997, respectively.
In 1998 and 1997, DD&A included $.03 per Mcfe and $.01 per Mcfe, respectively, of depreciation and amortization of other property and equipment and other assets. In the fourth quarter of 1997 the Company recorded an impairment of $69.0 million which acted to reduce the DD&A rate going forward. This effect was offset by the higher finding costs for the properties acquired in the acquisitions in 1997 as compared to previous acquisitions. Through the first three quarters of 1998, the Company's DD&A rate was slightly below the rates for the prior comparable quarters. In the fourth quarter of 1998, the Company lost proved reserves due to the decrease primarily in oil prices, which had an adverse effect on the fourth quarter DD&A rate. The fourth quarter DD&A rate caused the annual DD&A rate for 1998 to slightly exceed that of 1997.

   The Company recognized an impairment of $25.7 million and $69.0 million in 1998 and 1997, respectively. The 1997 impairment was primarily related to significantly depressed commodity prices as compared to the commodity price expectations on which most of the property acquisitions were based. The 1998 impairment was comprised of (a) $22.2 million related to oil and gas properties,
(b) $2.2 million related to impairment of an investment in a partnership and (c) $1.3 million related to assets held for sale. The 1998 impairment related to the oil and gas properties was primarily attributable to loss of proved reserves associated with below expectation developmental drilling results and downhole mechanical problems primarily in the Company's Gulf Coast and Gulf of Mexico regions.

   The Company's exploration and abandonment expense was $17.6 million and $3.1 million in 1998 and 1997, respectively. The increase was due primarily to (a) increased geological and geophysical staff, (b) impairment of unproved properties, (c) uneconomical exploratory wells and (d) delay rentals. Increase in the geological and geophysical staff was due to the Company's exploratory efforts primarily associated with the OEDC and Carrollton Acquisitions in the Gulf Coast and Gulf of Mexico regions. The Company's Webb County prospect was the significant contributing factor to the increase due to (a) $1.1 million uneconomical exploratory well, (b) $9.1 million impairment of the unproved acreage and (c) approximately $1.3 million in delay rentals paid in 1998 to hold leases.

   The Company's general and administrative expense (G&A) was $9.2 million ($.22 per Mcfe) and $5.4 million ($.16 per Mcfe) in 1998 and 1997, respectively. G&A attributable to the OEDC and Carrollton Acquisitions was over $2.2 million (over $.54 per Mcfe) in 1998. Excluding the OEDC and Carrollton Acquisitions, G&A would have been approximately $.19 per Mcfe. After excluding the OEDC and Carrollton Acquisitions, the remainder of the increase in G&A from 1997 to 1998 was primarily the result of a full year's effect of the increase in staff in 1997 necessitated by the Company's growth.

   In the fourth quarter of 1998, the Company recognized a restructuring charge of $625,000. This charge related to the severance and related benefits that were provided to individuals whose positions were eliminated as a result of the planned disposition of assets in 1999.

   The 1998 equity in net loss of affiliates is attributable to the Company's ownership in two partnerships acquired in the OEDC Acquisition. Included in the equity loss is approximately $632,000 of amortization of the Company's cost basis in excess of the underlying historical net assets of one of the partnerships.

   The Company's interest expense was $8.6 million and $1.5 million in 1998 and 1997, respectively. The increase was primarily due to the increase in debt levels between years. In 1997, the average debt outstanding was lower as a result of the December 1996 initial public common stock offering. In 1998, the average outstanding debt obligation increased primarily due to (a) the Pioneer Acquisition in December 1997, (b) the purchase of treasury stock, (c) the assumption of $15.8 million in debt from the OEDC and Carrollton Acquisitions,
(d) the Company's capital expenditure program and (e) the reduction in operating cash flow due to significantly depressed commodity prices.

   The Company's effective income tax rates were 10% and 35% for 1998 and 1997, respectively. The decrease in rate was due to the Company's inability in 1998 to recognize the income tax benefit associated with a loss before income taxes because it was more likely than not that the Company would not be able to utilize all its available loss carryforwards prior to their ultimate expiration. Due to the Company's inability to potentially use its loss carryforwards, the Company provided a valuation allowance of approximately $14.0 million against its deferred tax assets.

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

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $33.4 million for 1999 and $18.4 million for 1998 and net cash provided by operating activities, before changes in operating assets and liabilities, was $35.9 million for 1999, compared to $20.2 million for 1998. The increase was primarily attributable to a decrease in operating costs with a slight increase in revenues. The increase in revenues is due to an increase in commodity prices offset by decrease in production due primarily to the sale of properties.

Captial Expenditures. For 1999, the Company's adjusted budget was 46.2 million for capital expenditures, and the Company incurred actual cash expenditures of $44.2 million. The Company acquired proved and unproved properties in the Central Gulf Coast region for approximately $10 million, which was not budgeted.

   The Company requires capital primarily for the exploration, development and acquisition of oil and gas properties, the repayment of indebtedness and general working capital needs.

   The following table sets forth costs incurred by the Company in its exploration, development and acquisition activities.


                                                              Year Ended December 31,
                                                   -------------------------------------------
                                                        1999           1998           1997
                                                   -------------  -------------  -------------
Development costs.............................        $12,176        $30,663       $ 44,896
Exploration costs.............................         17,087         21,316          2,856
Acquisition costs:
  Unproved properties.........................          8,211          4,994         24,532
  Proved properties...........................          7,892            404        100,871
                                                      -------        -------       --------
     Total....................................        $45,366        $57,377       $173,155
                                                      =======        =======       ========

   Excluding the effects of the Unocal merger, for 2000 the Company, currently, expects to spend approximately $50 million in capital projects, of which approximately $25 million would be for development projects.

   The Company regularly engages in discussions relating to potential acquisitions of oil and gas properties. The Company, other than the Unocal merger, has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of oil and gas properties and interests in its normal course business. Any future acquisitions may require additional financing and may be dependent upon financing which may be required in the future to fund the Company's acquisition and drilling programs.

Capital Resources. The Company's primary capital resources are net cash provided by operating activities and the availability under the Credit Agreement, of which approximately $86 million was available at December 31, 1999.

Credit Agreement. In June 1999, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A. (the "Bank"), which established a revolving credit facility of $250 million subject to a borrowing base. The borrowing base, which is $175 million at December 31, 1999, is subject to redetermination annually each April by the lenders based on certain proved oil and gas reserves and other assets of the Company. To the extent the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by the Company ratably within 180 days, by either prepaying a portion of the outstanding amounts under the Credit Agreement or pledging additional collateral to the lenders. A portion of the Credit Agreement is available for the issuance of up to $15.0 million of letters of credit, of which $144,000 was outstanding at December 31, 1999. All amounts outstanding are due and payable in full on April 1, 2001. At December 31, 1999, the outstanding principal was $89 million and the available capacity was approximately $86 million.

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

     The Credit Agreement contains certain covenants and restrictions that are customary in the oil and gas industry. In addition, the line of credit is secured by substantially all of the Company's oil and gas properties. The Company obtained a consent and waiver of certain provisions of the Credit Agreement as it related to the Company entering into the Merger Agreement with Unocal. The Company also obtained an extension of the maturity date of the Credit Agreement from January 1, 2001 to April 1, 2001.

Liquidity and Working Capital. At December 31, 1999, the Company had $1.3 million of cash and cash equivalents as compared to $610,000 at December 31, 1998. The Company's ratio of current assets to current liabilities was .77 at December 31, 1999, compared to 6.23 at December 31, 1998. The Company's working capital ratio decreased due to $109.5 million of assets held for sale at December 31, 1998. Excluding the assets held for sale, the Company would have a working capital deficit of $3.8 million, as compared to a working capital deficit of $3.9 million at December 31, 1999. The working capital deficits are due partially to the Company maintaining low cash levels for cash management purposes. The Company, at December 31, 1999, has availability under its Credit Agreement to fund any working capital deficit.

Unsecured Credit Agreement. In April 1997, the Company entered into a credit agreement, as amended (the "Unsecured Credit Agreement"), with the Bank which establishes a revolving credit facility, up to the maximum of $5 million. Individual borrowings may be made for up to a three week period. The Unsecured Credit Agreement has no maturity date and is cancellable at any time by the Bank. Proceeds of the Unsecured Credit Agreement are utilized to fund short-term needs (less than thirty days). The Company had $1 million in outstanding principal under the Unsecured Credit Agreement at December 31, 1999.

     The interest rate of amounts outstanding under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are the Bank's cost of funds plus 1% per annum.

Other Matters

Stock Options and Compensation Expense

     In 1996, the Company issued options to purchase 3,631,350 shares of Common Stock, at an exercise price of $2.08 per share, to certain of its officers and employees in substitution of previous options held by the officers and employees. As a result, at the time the Company recorded deferred compensation related to these options which it amortized over a 39-month period beginning in October 1996. Noncash compensation expense recorded for the years ended December 31, 1999, 1998 and 1997 was $5,049,000, $5,055,000 and $5,053,000, respectively.

     During the years ended December 31, 1999, 1998 and 1997, the Company issued additional options to purchase aggregates of 486,309, 389,499, and 259,000 shares, respectively, for which no deferred compensation was recorded as these options had no implicit value when issued.

Hedging Activities

     The Company uses swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. There are various counterparties to these agreements, including Enron Capital & Trade Resources Corp., an affiliate of a significant stockholder of the Company. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using New York Mercantile Exchange ("NYMEX") or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. At December 31, 1999, the Company had entered into hedging transactions with respect to approximately 5,475,000 MMBtu of its future 2000 estimated natural gas production and 1,463,000 and 452,500 barrels of its future 2000 and 2001, respectively, estimated crude oil production. For additional information, see note 18 of Notes to Consolidated Financial Statements.

   Crude Oil

   The Company reports average oil prices per Bbl including the net effect of oil hedges. In 1999, 1998 and 1997, the Company received (paid) related to its oil hedges ($1.4million), $206,000 and $551,000, respectively.

   Natural Gas

   The Company reports average gas prices per Mcf including the net effect of gas hedges. In 1999, 1998 and 1997, the Company received (paid) related to its gas hedges ($72,000), $2.6 million and ($62,000), respectively.

Natural Gas Balancing

   In the natural gas industry, various working interest partners produce more or less than their entitled share of natural gas from time to time. The Company's net underproduced position at December 31, 1999 was approximately 112,000 Mcf. Under terms of typical natural gas balancing agreements, the underproduced party can take a certain percentage, typically 25% to 50% of the overproduced party's entitled share of gas sales in future months, to eliminate such imbalances. During the make-up period, the overproduced party's cash flow will be adversely affected. The Company recognizes revenue and imbalance obligations under the entitlements method of accounting, which means that the Company recognizes the revenue to which it is entitled and records an asset/liability with respect to the value of the underproduced/overproduced gas.

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

Recently Issued Accounting Standards

   In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS No. 133 is required to be implemented for the first quarter of the fiscal year ended 2001. Early adoption is permitted. The Company has not evaluated the effects of implementing SFAS No. 133.

Risk Factors

Our rapid growth placed significant demands upon our resources

   Our brief operating history has been characterized by rapid growth which places significant demands on our financial, operational and administrative resources. Any future growth of our oil and gas reserves, production and operations would place significant further demands on our financial, operational and administrative resources. Our future performance and profitability will depend in part on our ability to successfully integrate the administrative and financial functions of acquired properties and companies into our operations, to hire additional personnel and to implement necessary enhancements to our management systems.

You should not place undue reliance on our reserve data because numerous uncertainties are inherent in the estimation of the reserve data

   There are numerous uncertainties inherent in estimating quantities of oil and gas reserves and their values, including many factors beyond our control. The reserve information contained in this filing represents estimates only. Approximately 35% of our total proved reserves on December 31, 1999 were undeveloped, which are by their nature less certain. Recovery of these reserves will require significant capital expenditures and successful drilling operations. The reserve data set forth in the estimates assumes that we will expend substantial capital to develop these reserves.

   The estimates of oil and gas reserves in this filing are based on several factors, including the evaluation of available geological, geophysical, economic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. The estimates of economically recoverable oil and gas reserves and of future net cash flows rely on various assumptions, including, for example, historical production from the area compared with production from other producing areas, constant oil and gas prices, future operating costs, capital expenditures and the availability of funds. Therefore, estimates of reserves are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Additionally, we may have to revise our reserve data based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

   You should not construe the present value of our proved reserves as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves have been based on prices and costs as of the date of the estimate, whereas actual future prices and costs may vary significantly.

   The amount and timing of actual production and related expenses, supply and demand for oil and gas, changes in consumption levels, changes in governmental regulations or taxation and other factors will also affect actual future net cash flows.

   In addition, the calculation of the present value of the future net cash flows using a 10% discount factor, which the SEC requires for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

Maintaining reserves and revenues in the future depends on successful exploration and development

   Our future success will depend upon our ability to find or acquire additional oil and gas reserves that are economically recoverable. Unless we successfully explore or develop properties containing proved reserves, our proved reserves will generally decline as a result of continued production. The decline rate varies depending upon reservoir characteristics and other factors. Our oil and gas reserves and production, and, therefore, cash flow and income, will depend greatly upon our success in exploiting out current reserves and acquiring or finding additional reserves.

Our exploration and development activities will be subject to significant risks

   Our drilling activities will involve a variety of operating risks, including well blow outs, cratering, uncontrollable flows of oil, natural gas or well fluids into the environment, fires, formations with abnormal pressures, pollution, releases of toxic gases and other environmental hazards and risks, any of which could result in substantial losses to us.

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

   Our use of enhanced oil recovery techniques will involve certain risks, especially the use of water flooding techniques. Part of our inventory of development prospects will include waterflood projects. Water flooding involves significant capital expenditures and uncertainty as to the total amount of recoverable secondary reserves. In waterflood operations, there is generally a delay between the initiation of water injection into a formation containing hydrocarbons and any resulting increase in production. The operating cost per unit of production of waterflood projects is generally higher during the initial phases of such projects due to the purchase of injection water and related costs, as well as during the later stages of the life of the project as production declines. The degree of success, if any, of any enhanced recovery program depends on a large number of factors, including the porosity of the formation, the technique used and the location of injector wells.

   We cannot assure you that our planned development and exploration projects and acquisition activities will result in significant additional reserves or that we will have success drilling productive wells at low finding and development costs. Furthermore, while our revenues may increase if prevailing oil and gas prices increase significantly, our finding costs for additional reserves could also increase.

We face the risk of volatility of oil and gas prices

   Our revenues, operating results and future rate of growth will depend upon the price we receive for our oil and gas. Historically, the markets for oil and gas have been volatile and may continue to be volatile in the future. Various factors that are beyond our control will affect prices of oil and gas, such as:

   .  the worldwide and domestic supplies of oil and gas,

   . the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil price and production controls,

   .  political instability or armed conflict in oil-producing regions,

   .  the price and level of foreign imports,

   .  the level of consumer demand,

   .  the price and availability of alternative fuels,

   .  the availability of pipeline capacity,

   .  weather conditions,

   .  domestic and foreign governmental regulations and taxes, and

   .  the overall economic environment.

   We are unable to predict the long-term effects of these and other conditions on the prices of oil and gas. Lower oil and gas prices may reduce the amount of oil and gas we produce economically, which may adversely affect our revenues and operating income. Lower oil and gas prices may also require a reduction in the carrying value of our oil and gas properties. We will make substantially all of our sales of oil and gas in the spot market or pursuant to contracts based on spot market prices and not pursuant to long-term fixed price contracts.

Our hedging activities may not adequately offset risks we face

   Our use of hedging contracts to reduce our sensitivity to oil and gas price volatility will be subject to a number of risks. If we do not produce reserves at the rates we estimate due to inaccuracies in the reserve estimation process, operational difficulties or regulatory limitations, we would be required to satisfy obligations we may have under fixed price sales and hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of our own production. The terms under which we will enter into fixed price sales and hedging contracts will be based on assumptions and estimates of numerous factors, including transportation costs to delivery points. Substantial variations between the assumptions and estimates we will use and actual results we will experience could adversely affect our anticipated profit margins and our ability to manage the risks associated with fluctuations in oil and gas prices. Additionally, fixed price sales and hedging contracts limit the benefits we will realize if actual prices rise above the contract prices. Hedging contracts are also subject to the risk that the counter-party may not be able or willing to perform its obligations.

Our acquisitions will involve a high degree of risk

   We will evaluate and pursue acquisition opportunities available on terms that our management considers favorable. Although our management will review and analyze the properties that we will acquire, such reviews are subject to uncertainties. The acquisition of producing properties will involve an assessment of several factors, including recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors beyond our control. These assessments are necessarily inexact, and it is generally not possible to review in detail every individual property
involved in an acquisition.   However, even a detailed review of all properties
may not reveal all existing structural and environmental problems. We will generally assume preclosing liabilities, including environmental liabilities, and will generally acquire interests in oil and gas properties on an "as is" basis. In addition, volatile oil and gas prices will make it difficult for us to accurately estimate the value of producing properties for acquisition and may cause disruption in the market for oil and gas producing properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploration projects. We will not be able to assure you that our acquisitions will achieve desired profitability objectives.

Our business will require substantial capital expenditures

   We will make substantial capital expenditures for the exploration, development, acquisition and production of oil and gas reserves. We intend to finance these capital expenditures primarily with funds provided by operations, the incurrence of debt, the issuance of equity and the sale of non-core assets. If revenues decrease as a result of lower oil or gas prices or for other reasons, we may not be able to expend the capital necessary to replace our reserves or to maintain production levels, resulting in a decrease in production over time. If our cash flow from operations and availability under our credit facilities are not sufficient to satisfy our capital expenditure requirements, we may not be able to obtain additional debt or equity financing to meet these requirements.

Our use of leverage may limit our operational flexibility

We will have certain debt obligations that may affect our operations, including:

   . our need to dedicate a substantial portion of our cash flow from operations to the payment of interest on our indebtedness which prevents us from using these funds for other purposes;

   . the covenants contained in our credit facility limit our ability to borrow additional funds or to dispose of assets and may affect our flexibility in planning for, and reacting to, changes in business conditions; and

   . our potential inability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

   Moreover, future acquisition or development activities may require us to alter our capitalization significantly. These changes in capitalization may significantly alter our leverage structure. Our ability to meet our debt service obligations and to reduce our total indebtedness will depend on future performance, which will be subject to general economic conditions and to financial, business and other factors affecting our operations, many of which are beyond our control.

We may not be able to market our production

   The marketability of our production will depend, in part, upon the availability and capacity of natural gas gathering systems, pipelines and processing facilities. Most of our natural gas will be delivered through gas
gathering systems and gas pipelines that we do not own.   Our ability to produce
and market our oil and gas will be subject to several factors, including Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions.

We will be subject to extensive government regulations

   Our business will be subject to federal, state and local laws and regulations relating to the oil and gas industry as well as regulations relating to safety matters. Although we believe we will be in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations change frequently, and these laws and regulations are subject to interpretation. Consequently, we cannot predict the ultimate cost of compliance with these requirements or their effect on our operations. We may have to expend a significant amount of resources to comply with government laws and regulations.

We will be subject to substantial environmental regulation

   Our operations will be subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. The implementation of new or modified laws or regulations could have a material adverse effect on our business. The discharge of oil, gas or other pollutants into the air, soil or water may lead to significant liability to the government and third parties and may require us to incur substantial costs. Moreover, we have agreed to indemnify sellers of producing properties purchased in each of our substantial acquisitions against environmental claims associated with these properties. Current environmental laws or regulations or future laws or regulations may adversely affect our operations or our financial condition. Furthermore, material indemnity claims may arise against us.

The competition in our industry is intense, some of our competitors have significantly greater resources than we, and this competition may adversely affect our operations

   We will operate in the highly competitive areas of oil and gas exploration, development, acquisition and production with other companies, many of which have substantially larger financial resources, staffs and facilities.

In seeking to acquire desirable producing properties or new leases for future exploration and in marketing our oil and gas production, we will face intense competition from both major and independent oil and gas companies. Many of these competitors have financial and other resources substantially in excess of those that will be available to us. This highly competitive environment could have a material adverse effect on us.

We depend heavily on certain key personnel, and our failure to retain these individuals could adversely affect the management of Titan

   Our success will be highly dependent on Jack Hightower, our Chief Executive Officer, and a limited number of other senior management personnel. Loss of the services of Mr. Hightower or any of those other individuals could have a material adverse effect on our operations. We will maintain a $3.0 million key man life insurance policy on the life of Mr. Hightower, with one-half of the benefits payable to Titan, but no other senior management personnel. We cannot assure you that we will be successful in retaining key personnel. Our failure to hire additional personnel, if necessary, or retain our key personnel could have a material adverse effect on our business, financial condition and results of operations.

The Delaware General Corporation Law may inhibit a takeover, which may limit the price that certain investors might be willing to pay for our common stock.

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

                          FORWARD-LOOKING STATEMENTS

   Certain statements contained in or incorporated by reference into this document, including, but not limited to, those regarding our financial position, business strategy and other plans and objectives for future operations and any other statements which are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are inherent uncertainties in interpreting engineering and reserve data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations and volatility in oil and gas prices, our ability to successfully integrate the business and operations of acquired companies, compliance with government and environmental regulations, increases in our cost of borrowing or inability or unavailability of capital resources to fund capital expenditures, dependence on key personnel, changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete and other factors including but not limited to those set forth in "Risk Factors" or in "Item 1" in this report. These factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. We assume no obligation to update any of these statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following quantitative and qualitative information is provided about financial instruments to which the Company is a party as of December 31, 1999, and from which the Company may incur future earnings gains or losses from changes in market interest rates and commodity prices. The Company does not enter into derivative or other financial instruments for trading purposes.

Quantitative Disclosures

Commodity Price Sensitivity:

   The following table provides information about the Company's derivative financial instruments that are sensitive to changes in natural gas and crude oil commodity prices. See note 18 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements" for specific information regarding the terms of the Company's commodity derivative financial instruments that are sensitive to natural gas and crude oil commodity prices.

                                                                                                               Fair
                                                              2000             2001            Total          Value
                                                              ----             ----            -----          -----
                                                                 (dollars in thousands, except volumes and prices)
Natural Gas Hedge Derivatives (a):

Collar option contracts (b):
  Notional volumes (MMBtu)                                     5,475,000           --           5,475,000     $ 1,342,473
Weighted average short call MMBtu strike price (c)            $    2.500       $   --          $    2.500
Weighted average long put MMBtu strike price (c)              $    2.948       $   --          $    2.948

 Basis differential contracts (d):
  Notional volumes (MMBtu)                                     8,215,000           --           8,215,000     $  (212,180)
Weighted average MMBtu strike price                           $     .132       $   --          $     .132

Crude Oil Hedge Derivatives (a):

Collar option contracts (e):
Notional volume (Bbls)                                         1,463,000          452,500       1,915,500     $(2,755,669)
Weighted average short call strike price per Bbl (c)          $    17.06         $  16.50      $    16.93
Weighted average long put strike price per Bbl (c)            $    21.47         $  20.48      $    21.24

___________________________________

(a)  See note 18 of Notes to Consolidated Financial Statements included in "Item
     8. Financial Statements" for additional information related to hedging activities.
(b) A counterparty has the option to extend a collar option from October 1, 2000 to June 30, 2001 on volumes of 15,000 MMBtu per day at a floor and ceiling price of $2.60 and $3.08 per MMBtu, respectively. The table does not include amounts or volumes related to the extension as it is not probable the counterparty would exercise.
(c) The strike prices are based on the prices traded on the New York Mercantile ("NYMEX").
(d) The basis differential relates to the spread between the NYMEX price and an El Paso/Permian price or Waha West Texas price.
(e) A counterparty has the option to extend a collar option from July 1, 2000 to June 30, 2001 on volumes of 2,500 barrels per day at a floor and ceiling price of $16.50 and $20.48 per barrel, respectively. The fair value assumes the extension is exercised by the counterparty.

Interest Rate Sensitivity:

   The following table provides information about the Company's financial instruments that are sensitive to interest rates. The debt obligations are presented in the table at their contractual maturity dates together with the weighted average interest rates expected to be paid on the debt. The weighted average interest rates for the variable debt represents the weighted average interest paid and/or accrued in December 1999. See note 5 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements" for specific information regarding the terms of the Company's debt obligations that are sensitive to interest rates.

                                                                                                               Fair
                                                              2000             2001            Total          Value
                                                              ----             ----            -----          -----
                                                                 (dollars in thousands, except volumes and prices)
Debt (a)

     Variable rate debt:

 Chase Bank of Texas, N.A. (Secured)                          $  -          $89,000          $89,000        $89,000
     Average interest rate                                       -%            6.55%

 Chase Bank of Texas, N.A. (Unsecured)                        $  -          $ 1,000          $ 1,000        $ 1,000
     Average interest rate                                       -%            7.02%

__________________________

(a)  See note 5 of Notes to Consolidated Financial Statements included in "Item
     8. Financial Statements" for additional information related to debt.

Qualitative Disclosures

   The Company, from time to time, enters into interest rate and commodity price derivative contracts as hedges against interest rate and commodity price risk. See note 18 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements" for discussions relative to the Company's objectives and general strategies associated with it hedging instruments. The Company is a borrower under variable rate debt instruments that give rise to interest rate risk. See note 5 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements" for specific information regarding the terms of the Company's debt obligations. The Company's policy and strategy, as of December 31, 1999, is to only enter into interest rate and commodity price derivative instruments that qualify as hedges of its existing interest rate or commodity price risks.

   As of December 31, 1999, the Company's primary risk exposures associated with financial instruments to which it is a party include natural gas price volatility and interest rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following individuals were the directors and executive officers of the Company as of December 31, 1999:

   Jack D. Hightower...........    51   President, Chief Executive Officer and Chairman of the Board
   George G. Staley............    64   Executive Vice President -- Exploration and Director
   M. J. "Jack" Rathbone IV....    47   Executive Vice President -- Operations
   Rodney L. Woodard...........    44   Vice President -- Engineering
   Thomas H. Moore.............    54   Vice President -- Business Development
   Dan P. Colwell..............    55   Vice President -- Acquisitions, Divestitures and Land
   William K. White............    57   Vice President -- Finance and Chief Financial Officer
   John L. Benfatti............    54   Vice President -- Accounting and Controller
   Susan D. Rowland............    39   Vice President -- Administration and Corporate Secretary
   Darin G. Holderness.........    36   Assistant Controller
   William J. Vaughn, Jr.......    79   Director
   Herbert C. Williamson, III..    51   Director

   Set forth below is a description of the backgrounds of each individual serving as an executive officer and director of the Company.

   Jack D. Hightower has served as President, Chief Executive Officer and Chairman of the Board of Directors of Titan since the formation of Titan in March 1995. Prior to forming Titan, from 1986 to January 1996, Mr. Hightower served as Chairman of the Board and Chief Executive Officer of United Oil Services, Inc., an oil field service company serving customers in the Permian Basin. From 1978 to 1995, Mr. Hightower served as Chairman of the Board and President of Amber Energy, Inc., a company formed to identify oil and gas exploration prospects. From 1991 to 1994, Mr. Hightower served as Chairman of the Board, Chief Executive Officer and President of Enertex, Inc., which served as the operator of record for several oil and gas properties involving Mr. Hightower and other nonoperators, including Selma International Investment Limited. Since 1990, Mr. Hightower has served on the Board of Directors of Chase Bank of Texas, N.A., Midland.

   George G. Staley has served as Executive Vice President, Exploration and Director of Titan since its formation. From 1975 until 1995, Mr. Staley served as President and Chief Executive Officer of Staley Gas Co., Inc. and Staley Operating Co., which are oil and gas exploration and operating companies.

   M. J. "Jack" Rathbone IV has served as Executive Vice President, Operations since December 1999. Mr. Rathbone served as President of Mobil Producing Texas and New Mexico and as a director of Mobil Exploration & Producing U.S., Inc. from September 1995 until December 1999. From 1991 until September 1995, he served as Planning and Production Manager for Mobil Exploration Norway, Inc. From 1988 to 1990, he served as Operations Manager for Mobil Oil in California. From 1985 to 1988, Mr. Rathbone served in headquarters strategic planning and operations positions with responsibility for Mobil Oil's operations in Europe, Africa and the Middle East. Prior to 1985, he served in numerous engineering, planning and operations positions in Mobil Oil's international and domestic operations. Mr. Rathbone joined Mobil Oil as a Petroleum Engineer in 1977.

   Rodney L. Woodard has served as Vice President, Engineering for Titan since its formation. From 1985 to 1995, Mr. Woodard served as Vice President of Selma International Investment Limited.

   Thomas H. Moore has served as Vice President, Business Development of Titan since its formation. From 1992 to 1995, Mr. Moore served as Managing Partner of Magnum Energy Corporation, L.L.C. From 1991 until 1992, Mr. Moore served as Executive Vice President -- Exploration and Production, Chief Operating Officer and Director of Clayton Williams Energy, Inc. From 1985 to 1991, Mr. Moore served as President, Chief Operating Officer and Director of Clayton W. Williams, Jr. Inc.

   Dan P. Colwell has served as Vice President, Land of Titan since its formation. From 1993 to 1995, Mr. Colwell served as Vice President of Land for Enertex, Inc. Mr. Colwell was employed by ARCO as Director of Business Development from 1991 to 1993 and Area Land Manager from 1987 to 1991.

   William K. White has served as Vice President, Finance and Chief Financial Officer of Titan since September 1996. From 1994 to September 1996, Mr. White was Senior Vice President of the Energy Investment Group of Trust Company of The West. From 1991 to 1994, Mr. White was President of the Odessa Associates, a private firm engaged in the practice of providing financial consulting services to the oil and gas industry.

   John L. Benfatti has served as Vice President, Accounting and Controller of Titan since its formation. From 1980 to 1995, Mr. Benfatti served as Controller and Treasurer of Staley Gas Co., Inc.

   Susan D. Rowland has served as Vice President, Administration and Corporate Secretary of Titan since its formation. From 1986 to 1996, Ms. Rowland served as a corporate officer and administrative manager of a number of companies, including Amber Energy, Inc., Enertex, Inc., Haley Properties, Inc. and United Oil Services, Inc.

   Darin G. Holderness has served as Assistant Controller since January 1998. From January 1996 to December 1997, Mr. Holderness served as Manager of Financial Reporting for Aquila Gas Pipeline Corporation. From May 1986 to December 1995, Mr. Holderness served as a senior manager and in other staff positions with KPMG LLP.

   William J. Vaughn, Jr. has served as director of the Company since March 1997. Since 1975, Mr. Vaughn has served as Chairman of the Board and President of WJV, Inc. and DMV, Inc., which are oil and gas exploration companies. From 1986 and 1996, Mr. Vaughn served as Vice President of United Oil Services, Inc., an oil field service company. From 1975 to 1995, Mr. Vaughn was an independent geologist in association with Mr. Hightower.

   Herbert C. Williamson, III has served as a director of Titan since August 1999. Mr. Williamson, since April 1999 to the present, has served as chief financial officer and since August 1998 to present as director of Merlon Petroleum Company, a private oil and gas company involved in exploration and production in Egypt. Mr. Williamson served as Executive Vice President, Chief Financial Officer and director of Seven Seas Petroleum Inc., a publicly traded oil and gas exploration company, from September 1997 to April 1999. From 1995 through September 1997, he served as Director in the Investment Banking Department of Credit Suisse First Boston. Mr. Williamson served as Vice Chairman and Executive Vice President of Parker & Parsley Petroleum Company, a publicly traded oil and gas exploration company (now Pioneer Natural Resources Company) from 1985 through 1995.

   Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the 1934 Act requires directors and officers of the Company, and persons who own more than 10 percent of the Company's common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock. Directors, officers and more than 10 percent stockholders are required by the SEC regulations to furnish the Company with copies of all Section 15(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its directors, officers and more than 10 percent beneficial owners were met.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth certain summary information concerning the compensation paid or awarded to the Chief Executive Officer of the Company and the other five most highly compensated executive officers of the Company (collectively, the "named executive officers") for the years indicated.

                          SUMMARY COMPENSATION TABLE

                                                                                           Long Term
                                                                                         Compensation
                                                     Annual Compensation                     Awards
                                       -----------------------------------------------  ---------------
                                                                      Other Annual        Shares
              Name and                                                Compensation        Underlying       All Other
          Principal Position           Year     Salary       Bonus         (1)            Options (#)    Compensation
-------------------------------------  ----  ------------  ---------       ---          --------------   -------------
Jack D. Hightower                      1999    $  315,162   $100,000  $      --               74,418       $ 19,338 (2)
     President and Chief Executive     1998       246,154      9,231         --                2,612         19,183
     Officer                           1997       153,333     48,000         --                   --         12,577

George G. Staley                       1999    $  186,847   $100,000  $      --               45,317       $ 19,265 (3)
     Executive Vice President,         1998       190,154      7,077         --                2,003         19,183
     Exploration                       1997       153,333     32,000         --                   --         15,227

William K. White                       1999    $  176,826   $ 60,000  $      --               15,018       $ 18,893 (4)
     Vice President, Finance and       1998       180,192      6,731         --              116,905(5)      18,980
     Chief Financial Officer           1997       129,375     27,000         --                   --         10,560

Thomas H. Moore                        1999    $  155,925   $ 55,000  $      --               15,049       $ 18,463 (6)
     Vice President, Business          1998       160,442      5,971         --                1,690         18,263
     Development                       1997       129,375     27,000         --                   --          8,100

Rodney L. Woodard                      1999    $  155,934   $ 55,000  $      --               14,976       $ 19,041 (7)
     Vice President, Engineering       1998       160,442      5,971           13,431          1,690         18,980
                                       1997       129,375     27,000           13,431             --         10,485

Dan P. Colwell                         1999    $  155,934   $ 55,000  $      --               14,816       $ 19,077 (8)
     Vice President, Land              1998       160,442      5,971               --          1,690         18,980
                                       1997       129,375     27,000               --             --         11,440

---------------------------------------

/(1)/ Other Annual Compensation does not include prerequisites and other personal benefits if the aggregate amount of such compensation does not exceed the lesser of (i) $50,000 of (ii) 10% of individual combined salary and bonus for the named executive officer in each year.

/(2)/ Consists of premiums paid by the Company under a nondiscriminatory group insurance program and contributions by the Company under its 401(k) Retirement Plan of $3,338 and $16,000, respectively, during 1999.

/(3)/ Consists of premiums paid by the Company under a nondiscriminatory group insurance program and contributions by the Company under its 401(k) Retirement Plan of $3,265 and $16,000, respectively, during 1999.

/(4)/ Consists of premiums paid by the Company under a nondiscriminatory group insurance program and contributions by the Company under its 401(k) Retirement Plan of $2,893 and $16,000, respectively, during 1999.

/(5)/ This amount represents the net effect of the cancellation of 85,000 stock options granted on October 1, 1996, and 20,000 stock options granted on January 1, 1998, and the grant of 200,000 stock options on November 19, 1998.

/(6)/ Consists of premiums paid by the Company under a nondiscriminatory group insurance program and contributions by the Company under its 401(k) Retirement Plan of $2,463 and $16,000, respectively, during 1999.

/(7)/ Consists of premiums paid by the Company under a nondiscriminatory group insurance program and contributions by the Company under its 401(k) Retirement Plan of $3,041 and $16,000, respectively, during 1999.

/(8)/ 1 Consists of premiums paid by the Company under a nondiscriminatory insurance group program and contributions by the Company under its 401(k) Retirement Plan of $3,077 and $16,000, respectively, during 1999.

Option Grants

The following table contains information about stock option grants to the named executive officers in 1999:

                     Option/SAR Grants in Last Fiscal Year


                                            Individual Grants
    --------------------------------------------------------------------------------------------------
                                        Number of      Percent of                                          Potential realizable
                                        securities   total options/                                          value at assumed
                                        underlying    SARs granted                                         annual rates of stock
                                         Options/     to employees      Exercise of                        price appreciation for
                                       SARs granted     in fiscal        Base price      Expiration             option term
                                                                                                           -----------------------
             Name                           #           year (1)           ($/Sh)           date              5% ($)      10% ($)
        ---------------                -----------   --------------     ------------     -------------     --------      --------
Jack D. Hightower                        3,556             0.73%            $6.69            1/4/06         $  2,146     $ 10,513
                                        64,358            13.23%            $4.66           6/10/06         $179,623     $347,662
                                         6,504             1.34%            $3.69           12/1/06         $ 25,574     $ 44,409
George G. Staley                         2,726             0.56%            $6.69           1/04/06         $  1,645     $  8,059
                                        37,605             7.73%            $4.66           6/10/06         $104,956     $203,142
                                         4,986             1.03%            $3.69           12/1/06         $ 19,605     $ 34,044
William K. White                         2,593             0.53%            $6.69           1/04/06         $  1,565     $  7,666
                                         7,682             1.58%            $4.66           6/10/06         $ 21,440     $ 41,498
                                         4,743             0.98%            $3.69           12/1/06         $ 18,649     $ 32,385
Thomas H. Moore                          2,300             0.47%            $6.69            1/4/06         $  1,388     $  6,800
                                         8,542             1.76%            $4.66           6/10/06         $ 23,841     $ 46,144
                                         4,207             0.87%            $3.69           12/1/06         $ 16,542     $ 28,725
Rodney L. Woodard                        2,300             0.47%            $6.69            1/4/06         $  1,388     $  6,800
                                         8,469             1.74%            $4.66           6/10/06         $ 23,637     $ 45,750
                                         4,207             0.87%            $3.69           12/1/06         $ 16,542     $ 28,725
Dan P. Colwell                           2,300             0.47%            $6.69            1/4/06         $  1,388     $  6,800
                                         8,309             1.71%            $4.66           6/10/06         $ 23,190     $ 44,885
                                         4,207             0.87%            $3.69           12/1/06         $ 16,542     $ 28,275

___________________

(1)  The total number of options granted to employees in 1999.

Option Exercises and Year-End Options Values

     The following table provides information about the number of shares issued upon option exercises by the named executive officers during 1999, and the value realized by the named executive officers. The table also provides information about the number and value of options that were held by the named executive officers at December 31, 1999.

                Aggregated Option Exercises in Last Fiscal Year
                           and FY-End Option Values

                                                                     Number of Securities             Value of Unexercised
                                                                     Underlying Exercised             In-the-Money Options
                                                                     Options at FY-End (#)               at FY-End ($)
                                                                 -----------------------------    ----------------------------
                                    Shares
                                  Acquired on      Value
            Name                  Exercise (#)  Realized ($)     Exercisable     Unexercisable    Exercisable    Unexercisable
--------------------------        ------------  ------------     -----------     -------------    -----------    -------------
Jack D. Hightower                  1,705,594     $2,688,016            653            76,377      $   --          $61,633
George G. Staley                     872,171     $1,374,541            501            46,819      $   --          $38,085
William K. White                          --     $       --         50,477           166,446      $   --          $14,290
Thomas H. Moore                      222,641     $  350,882            423            16,316      $   --          $13,968
Rodney L. Woodard                    220,681     $  347,793            423            16,243      $   --          $13,843
Dan P. Colwell                       216,619     $  341,392            423            16,083      $   --          $14,025

Compensation of Directors

     Each director of the Company who is not an employee of the Company will receive a fee of $15,000 per year for serving as a director. The Company will also reimburse directors for travel, lodging and related expenses they may incur in attending the Company's board and committee meetings.

Severance and Retention Bonus Agreements

Each of the executive officers of the Company as of June 10, 1999 is a party to a Severance and Retention Bonus Agreement dated June 10, 1999 with a Titan subsidiary. In the following discussion, we refer to the severance and retention bonus agreements as the severance agreements, to the employees listed in the previous sentence collectively as the covered employees and to Messrs. Hightower, Staley, White, Moore, Woodard and Colwell collectively as the Titan named executive officers. The covered employees are eligible to receive severance benefits in the event of a qualifying termination of their employment on or within one year following a change in control of Titan, as such term is defined in the severance agreements. A qualifying termination of employment under the severance agreements means (1) a termination by the employer other than for "cause," as defined in the severance agreements, (2) a termination by the covered employee for "good reason," as defined in the severance agreements or (3) the covered employee and the employer shall fail to reach an agreement on or prior to the change of control as to the terms of the employee's employment following the change in control, which terms are acceptable to the employee in his or her sole discretion.

     A covered employee who incurs a qualifying termination of employment will:

      . be entitled to receive a cash lump sum severance payment equal to his or her annual base salary and any bonuses or special incentive payments for the preceding twelve months, multiplied by 3;

      . will be provided with life insurance and/or disability benefit plan coverage until the earlier to occur of 18 months from the date of the qualifying termination or the covered employee's obtaining other employment;

      . will be reimbursed continuing coverage premiums for hospital surgical, medical or dental benefit plan coverage until the date on which the covered employee obtains other employment; and

     . will be entitled to have his or her reasonable legal fees and expenses paid by the employer as they are incurred by the covered employer in seeking to obtain or enforce any right or benefit provided by the severance agreement.

   In the event the covered employee does not receive a payment upon a qualifying termination and the covered employee remains employed by Titan or any successor of Titan (or an affiliate of Titan or its successor) one year after the change in control, then the covered employee will be entitled to receive a cash lump sum retention bonus payment equal to his or her annual base salary multiplied by 3, and will also be entitled to have his or her reasonable legal fees and expenses paid by the employer as they are incurred by the covered employer in seeking to obtain or enforce any right or benefit provided by the severance agreement.

   The severance agreements also provide that in the event of a change of control, the employer or any successor thereto, or an affiliate of the employer or any successor thereto, shall take all such action as may be necessary or appropriate to amend any option to purchase Titan common stock held by the covered employee to provide that such option will not terminate as a result of or in connection with the covered employee's termination of employment with the employer or any successor thereto, or an affiliate of the employer or any successor thereto, for reasons other than cause, as defined in the severance agreements, but may continue to be exercised following such termination of employment until the date on which such options otherwise would terminate or expire.

   Under the severance agreements, the employer is required, if necessary, to make an additional gross-up payment to any covered employee to offset fully the effect of any excise tax imposed by Section 4999 of the Internal Revenue Code on any excess parachute payment, whether made to that employee under the severance agreement or otherwise. In general, Section 4999 imposes an excise tax on the recipient of any excess parachute payment equal to 20% of that payment. A parachute payment is any payment that is contingent on a change in control. Excess parachute payments consist of the excess of parachute payments over an individual's average taxable compensation received by him from the employer during the five taxable years preceding the year in which the change in control occurs. If the individual has been employed for fewer than five taxable years, the individual's entire period of employment will be used to calculate the excess parachute payment.

Compensation Committee Interlocks and Insider Participation

   The Company's Compensation Committee is comprised of Messrs. Hightower, Vaughn and Williamson. Messrs. Hightower and Vaughn and certain of their affiliates have common ownership interests in wells operated by the Company. For information relating to the ownership of these interests see "Certain Relationships and Related Party Transactions" on page 44.

   The Company leases its offices are leased from Fasken Center Ltd., which is an affiliate of Mr. Hightower. For information relating to the terms of the lease see "Certain Relationships and Related Party Transactions" on page 44.

   The Company loaned Mr. Hightower, pursuant to the provisions of the stock option plan, $4,339,256 to enable him to exercise certain stock options. For information relating to this and other similar officer and employee loans see "Certain Relationships and Related Party Transactions" on page 44.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The table below sets forth information concerning (i) the only persons known by the Company, based upon statements filed by such persons pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), to own beneficially in excess of 5% of the Common Stock as of February 15, 2000 and (ii) the shares of Common Stock beneficially owned, as of February 15, 2000, by each director of the Company, each executive officer listed in the Summary Compensation Table included elsewhere in this proxy statement, and all executive officers and directors of the Company as a group. Except as indicated, each individual has sole voting power and sole investment power over all shares listed opposite his name.

                                                                                    Shares Beneficially
                                                                                           Owned
                                                                        --------------------------------------------
Name of Beneficial Owner                                                     Number (15)              Percent
----------------------------------------------------------------------  ---------------------  ---------------------
Directors and Named Executive Officers (1):
     Jack D. Hightower (2)                                                         4,458,393                   11.1%
     George G. Staley (3)                                                          1,073,380                    2.7%
     William K. White (4)                                                             55,985                    *
     Thomas H. Moore (5)                                                             322,824                    *
     Rodney L. Woodard (6)                                                           282,061                    *
     Dan P. Colwell (7)                                                              264,596                    *
     William J. Vaughn, Jr. (8)                                                      345,041                    *
     Herbert C. Williamson III                                                            --                    *

Executive Officers and Directors as a Group (12 persons) (9)                       6,968,092                   17.3%

Holders of 5% or More Not Named Above
     Enron Corp. and Joint Energy Development Investment Limited
       Partnership (10)                                                            3,423,194                    8.5%
           1400 Smith Street
           Houston, Texas 77002
     State Street Research & Management Company (11)                               4,058,423                   10.1%
           One Financial Center, 30/th/ Floor
           Boston, Massachusetts 02111
     Schroder Investment Management North America Inc. (12)                        2,049,800                    5.1%
           787 Seventh Ave. 34/th/ Floor
           New York, New York 10019
     Charles M. Royce (13)                                                         2,458,700                    6.1%
           1414 Plaza of the Americas
           New York, New York 10019
     Wellington Management Company, LLP (14)                                       3,633,900                    9.0%
           75 State Street
           Boston, Massachusetts 02109

___________________

*     Less than 1%

(1) The business address of each director and executive officer of Titan is c/o Titan Exploration, Inc., 500 West Texas, Suite 200, Midland, Texas 79701.

(2) Includes (i) 4,323,182 shares held by Mr. Hightower, (ii) 133,016 shares held by Mr. Hightower's children and (iii) 2,195 shares subject to stock options that are exercisable within 60 days. Based upon information reported in a Schedule 13D dated December 13, 1999 filed by Unocal Corporation with the Commission, Unocal purports to having shared voting power of Mr. Hightower's beneficially owned shares. This shared voting power is pursuant to a Voting Agreement between Union Oil Company of California and Jack D. Hightower dated December 13, 1999.
(3) Includes (i) 1,071,696 shares held by Mr. Staley and (ii) 1,684 shares subject to stock options that are exercisable within 60 days.
(4) Includes (i) 3,000 shares held by Mr. White, (ii) 51,602 shares subject to stock options that are exercisable within 60 days, and (iii) 1,383 shares held indirectly through a 401(k) plan.
(5) Includes (i) 321,403 shares held by Mr. Moore and (ii) 1,421 shares subject to stock options that are exercisable within 60 days.
(6) Includes (i) 267,237 shares held by Mr. Woodard, (ii) 1,421 shares subject to stock options that are exercisable within 60 days, and (iii) 13,403 shares held indirectly through a 401(k) plan.
(7) Includes (i) 263,175 shares held by Mr. Colwell and (ii) 1,421 shares subject to stock options that are exercisable within 60 days.
(8) Includes (i) 5,500 shares held by Mr. Vaughn, (ii) 299,287 shares held in trust for Mr. Vaughn and his spouse, and (iii) 40,254 shares held by affiliates of Mr. Vaughn.
(9) Includes 67,226 shares that officers and directors as a group have the right to acquire within 60 days through the exercise of options granted pursuant to the 1996 incentive plan.
(10) Based upon information reported in a Schedule 13G dated January 20, 1997 filed by Enron Corp. and Joint Energy Development Investments Limited Partnership ("JEDI") with the Commission. The general partners of JEDI is Enron Capital Management Limited Partnership, whose general partner is Enron Capital Corp., an indirect wholly-owned subsidiary of Enron Corp.
(11) Based upon information reported in a Form 13G dated February 7, 2000 filed by State Street Research & Management Company ("State Street"), State Street has sole voting power with respect to 3,822,323 of such shares and has sole dispositive power with respect to 4,058,423 of such shares. According to the report, State Street is a registered investment advisor and the reported shares are in fact owned by its clients. No clients of State Street are identified on the report as beneficially owning more than 5% of Titan's common stock. In the report State Street disclaims beneficial ownership of the shares.
(12) Based upon information reported in a Schedule 13G dated February 3, 2000 filed by Schroder Investment Management North America Inc. ("Shroder"), Shroder is a registered investment and has sole voting power with respect to 1,988,000 of such shares and had sole dispositive power with respect to 2,049,800 of such shares.
(13) Based upon information reported in a Form 13G dated February 9, 2000 filed by Royce & Associates, Inc. ("R&A"), Royce Management Company ("RMC") and Charles M. Royce. According to the report, R&A has sole voting and dispositive power with respect to 2,409,700 of such shares and RMC has sole voting and dispositive power with respect to 49,000 of such shares. According to the report, Mr. Royce may be deemed to beneficially own these shares.
(14) Based upon information reported in a Form 13G dated February 11, 2000 filed by Wellington Management Company ("WMC"), WMC has shared voting power with respect to 2,911,100 of such shares and has shared dispositive power with respect to 3,633,900 of such shares. According to the report, WMC is a registered investment advisor, the reported shares are owned of record by its clients and no such client is known to WMC to beneficially own more than 5% of Titan's common stock.
(15) The number includes only options that are exercisable with 60 days. However, all options held by an officer and all employees will become exercisable upon closing of the Unocal merger.

Changes in Control

     The Company has agreed to merge the Company and the Permian Basin business unit of Unocal Corporation into a new company. For more information relating to the merger see "Recent Developments--Unocal Merger" on page 2.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The Company has entered into an administrative services contract with Staley Operating Co. ("Staley Operating"), an affiliate of Mr. Staley. Pursuant to the agreement, the Company provided certain administrative, accounting and other office and technical services on behalf of Staley Operating, in its capacity as the operator of certain producing oil and gas properties, in return for which the company received the amounts charged by Staley Operating for providing such services under the applicable operating agreements for such properties. The total amount refunded by the Company due to past overcharges under such agreement was approximately $3,300 for the year ended December 31,1999.

     Messrs. Hightower, Staley and Vaughn and certain of their affiliates have common ownership interests in wells operated by the Company and, in accordance with a standard industry operating agreement, Messrs. Hightower, Staley and Vaughn and certain of their affiliates make payments to the Company of leasehold costs and lease operating and supervision charges. These payments aggregated approximately $9,671 for the year ended December 31, 1999. Revenue received in connection with these wells was approximately $3,769 for the year ended December 31, 1999. The fees charged by the Company to Messrs. Hightower, Staley and Vaughn are the same as those charged to unaffiliated third parties that are also party to the operating agreement.

     From time to time, the Company enters into certain hedging arrangements with Enron Capital & Trade Resources Corp. ("ECTRC"), an affiliate of JEDI. Pursuant to the terms of such arrangements relating to hedges, during the year ended December 31, 1999, the Company paid approximately $1,595,000 to ECTRC.

     For the year ended December 31, 1999, sales to Enron Corp. (an affiliate of JEDI), its subsidiaries and affiliates were approximately 36%, of the Company's oil and gas revenues.

     The Company's offices are in Fasken Center located at 500 West Texas, Suite 200, in Midland, Texas and are leased on an arms-length basis from Fasken Center Ltd., an affiliate of Mr. Hightower. The lease terminates on March 15, 2002 and requires monthly rent payments of approximately $36,000, subject to increase as the Company assumes additional space.

     On November 11, 1999, the Company entered into loan agreements with the following executive officers and other employees for the amount set forth below opposite his or her name to enable these individuals to exercise certain stock options:

     .      Jack D. Hightower       $4,339,256
     .      George G. Staley         2,218,918
     .      Thomas H. Moore            566,428
     .      Rodney L. Woodard          561,442
     .      Dan P. Colwell             551,107
     .      John L. Benfatti           251,373
     .      Susan D. Rowland           133,190
     .      Total other employees       52,726

These loans have been secured by a portion of the common stock received by these individuals upon their exercise of such options. The loans were made pursuant to the provisions of the stock option plan. The interest rate on the loans is initially 6.34% and will be adjusted each September 30 to the Company's cost of funds for the preceding twelve months. The principal and interest associated with the loans is due in full on November 11, 2002.

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

Exhibit
Number                              Description of Document
------
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

     2.4  --   Agreement and Plan of Merger, dated December 13, 1999, among
             Union Oil of California, Titan Resources Holdings, Inc., TRH, Inc. and Titan Exploration, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 23, 1999 (date of event December 13, 1999), and incorporated herein by reference.)
     3.1  --   Certificate of Incorporation (filed as Exhibit 3.1 to the
             Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

   3.1.1  --   Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to the Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

     3.2  --   Bylaws (filed as Exhibit 3.2 to the Company's Registration
             Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

   3.2.1  --   Amendment to the Bylaws (filed as Exhibit 3 to the Company's
             Current Report on Form 8-K date of report June 10, 1999, and incorporated herein by reference.


     4.1  --   Rights Agreement, dated June 10, 1999, between Titan Exploration,
             Inc. and First Union National Bank - Rights Agent (filed as Exhibit 4 to the Company's Current Report on Form 8-K date of Report June 10, 1999, and incorporated herein by reference).

Exhibit
Number                               Description of Document
------

    10.1  --   Agreement of Limited Partnership of Titan Resources, L.P., dated
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

    10.2  --   Amended and Restated Registration Rights Agreement, dated
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

    10.3  --   Employment Agreement, dated September 30, 1996, by and between
             Titan Exploration, Inc., Titan Resources I, Inc. and Jack Hightower (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

  10.3.1  --   Form of Officer Severance and Retention Bonus Agreement (filed as
             Exhibit 10.1 of the Company's Current Report on Form 8-K date of report June 10, 1999, and incorporated herein by reference).

    10.4  --   Form of Confidentiality and Non-compete Agreement among Titan
             Resources, L.P., Titan Resources I, Inc. and certain of the Registrant's executive officers (filed as Exhibit 10.6.1 to the Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

  10.4.1  --   Form of Confidentiality and Non-compete Agreement among the
             Registrant, Titan Resources I, Inc. and certain of the Registrant's executive officers (filed as Exhibit 10.6.2 to the Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

    10.5  --   Titan Exploration, Inc., Option Plan (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

  10.5.1  --   Form of Option Agreement (A Option) (filed as Exhibit 10.8.1 to the Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

  10.5.2  --   Form of Option Agreement (B Option) (filed as Exhibit 10.8.2 to the Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

  10.5.3  --   Form of Option Agreement (C Option) (filed as Exhibit 10.8.3 to the Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference) .

  10.5.4  --   Form of Option Agreement (D Option) (filed as Exhibit 10.8.4 to the Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

    10.6  --   1996 Incentive Plan (filed as Exhibit 10.9 to the Company's
             Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference) .

  10.6.1  --   1999 Stock Option Plan of Titan Exploration, Inc. (filed as
             Exhibit 10.2 of the Company's Current Report on Form 8-K date of report June 10, 1999, and incorporated herein by reference).

    10.7  --   Amended and Restated Credit Agreement, dated June 24, 1999, among
             Titan Exploration, Inc., Chase Bank of Texas, N.A., as Administrative Agent, and Financial Institutions now or thereafter parties thereto (filed as Exhibit 10.10 to the Company's Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

  10.7.1  --   Consent and Waiver Agreement, dated December 20, 1999, among
             Titan Exploration, Inc., Chase Bank of Texas, N.A., and Financial Institutions now and thereafter parties thereto.

    10.8  --   Master Promissory Note, dated July 1, 1999, between Titan
             Exploration, Inc. and Chase Bank of Texas, N.A. (filed as Exhibit
             10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

    10.9  --   Purchase and Sale Agreement, dated April 28, 1999 by and among
             OEDC Exploration & Production, L.P., a Texas limited partnership ("Seller"), and Coastal Oil & Gas USA, L.P., a Delaware limited partnership ("Buyer") (filed as Exhibit 10.10 of the Company's Current Report on Form 8-K date of report May 20, 1999, and incorporated herein by reference).

   10.10  --   Administrative Services Contract, dated March 31, 1995, between
             Staley Operating Co. and Titan Resources, L.P. (filed as Exhibit
             10.16 to the Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

   10.11  --   Services Agreement, dated April 1, 1995, between Titan Resources
             I, Inc. and Titan Resources, L.P. (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).


   10.12  --   Office Lease, dated April 10, 1997, between Fasken Center, Ltd.
             and Titan Exploration, Inc. (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-4, Registration No. 333-40215 incorporated herein by reference).

   10.13  --   Lease Amendment to the Lease Agreement dated April 4, 1997 between Fasken Center, LTD. and Titan Exploration, Inc. (filed as
             Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference).

   10.14  --   Form of Indemnity Agreement between the Registrant and each of its executive officers (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

   10.15  --   Advisory Director Agreement, dated September 30, 1996, by and between Titan Exploration, Inc. and Joint Energy Development Investments Limited Partnership (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

   10.16  --   Letter Agreement, dated November 6, 1997, among Titan
             Exploration, Inc. and certain stockholders of Titan Exploration, Inc. (filed as Exhibit 10.27 to the Company's Registration Statement on S-4, Registration No. 333-40215, and incorporated herein by reference).

   10.17  --   Titan Matching Plan, effective as of September 1, 1998 (filed as
             Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference) .

   10.18  --   Amended and Restated Titan 401(k) Plan, effective as of September
             1, 1998. (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-62115, and incorporated herein by reference).

      21  --   Subsidiaries of the Registrant.

      23  --   Consent of independent auditors.

      27  --   Financial Data Schedule.

(b) During the fourth quarter of 1999 the Company filed a Form 8-K on December 23, 1999 (date of event December 13, 1999), reporting under Item 5. Other Events. The filing reported the merger agreement between the Company and Unocal.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of February 29, 2000.

                               TITAN EXPLORATION, INC.

                               Registrant


                               By: /s/ Jack Hightower
                                   ------------------
                                  Jack Hightower
                                  President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 29, 2000, by the following persons on behalf of the Registrant and in the capacity indicated.


/s/ JACK HIGHTOWER
---------------------------------------------
Jack Hightower
President of Directors, Chief Executive Officer and Chairman of the Board


/s/ GEORGE G. STALEY
---------------------------------------------
George G. Staley
Executive Vice President, Exploration and Director



/s/ WILLIAM K. WHITE
---------------------------------------------
William K. White
Vice President, Finance and Chief Financial Officer



/s/ HERBERT C. WILLIAMSON
---------------------------------------------
Herbert C. Williamson, III
Director



/s/ WILLIAM J. VAUGHN, JR.
---------------------------------------------
William J. Vaughn, Jr.
Director

                  Index To Consolidated Financial Statements




                                                                                               Page
                                                                                               ----
Consolidated Financial Statements of Titan Exploration, Inc.

  Independent Auditors' Report                                                                  F-2

  Consolidated Balance Sheets as of December 31, 1999 and 1998                                  F-3

  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997    F-4

  Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 1999, 1998 and 1997                                                         F-5

  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997    F-6

  Notes to Consolidated Financial Statements                                                    F-7


All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Titan Exploration, Inc.


We have audited the consolidated financial statements of Titan Exploration, Inc. and subsidiaries (the "Company") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Exploration, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                     KPMG LLP


Midland, Texas
February 1, 2000

                            TITAN EXPLORATION, INC.

                          Consolidated Balance Sheets
                       (in thousands, except share data)


                                                                                           December 31,
                                                                                      ----------------------
                                       ASSETS                                            1999        1998
                                                                                         ----        ----
Current assets:
     Cash and cash equivalents                                                        $   1,310    $     610
     Accounts receivable:
         Oil and gas                                                                     10,365       13,497
         Other                                                                              252          761
     Inventories                                                                            732        1,276
     Assets held for sale                                                                    --      109,452
     Prepaid expenses and other current assets                                              549          316
                                                                                      ---------    ---------

                  Total current assets                                                   13,208      125,912
                                                                                      ---------    ---------

Property, plant and equipment, at cost:
     Oil and gas properties, using the successful efforts method of accounting          358,787      306,111
     Accumulated depletion, depreciation and amortization                              (128,686)     (96,934)
                                                                                      ---------    ---------

                                                                                        230,101      209,177
                                                                                      ---------    ---------

Other property and equipment, net                                                         4,188        5,179
Deferred income taxes                                                                    20,612           --
Other assets, net of accumulated amortization of $921 in 1999 and $639 in 1998              689          754
                                                                                      ---------    ---------

                                                                                      $ 268,798    $ 341,022
                                                                                      =========    =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities:
         Trade                                                                        $   7,858    $  14,097
         Accrued interest                                                                   959          466
         Other (Note 20)                                                                  8,303        5,652
                                                                                      ---------    ---------

                  Total current liabilities                                              17,120       20,215
                                                                                      ---------    ---------

Long-term debt                                                                           90,000      144,200
Other liabilities (Note 20)                                                                 827        5,253

Stockholders' equity:
     Preferred Stock, $.01 par value, 10,000,000 shares authorized; none
         issued and outstanding                                                              --           --
     Common Stock, $.01 par value, 60,000,000 shares authorized; 43,993,843 and
         40,534,675 shares issued and outstanding at December 31, 1999 and 1998,
         respectively                                                                       440          405
     Additional paid-in capital                                                         285,265      278,109
     Notes receivable - officers and employees                                           (8,729)          --
     Treasury stock, at cost; 3,804,000 and 2,600,000 shares at December 31, 1999
         and 1998, respectively                                                         (25,764)     (20,020)
     Deferred compensation                                                                   --       (5,053)
     Accumulated deficit                                                                (90,361)     (82,087)
                                                                                      ---------    ---------

                  Total stockholders' equity                                            160,851      171,354
                                                                                      ---------    ---------

Commitments and contingencies (Note 8)
                                                                                      $ 268,798    $ 341,022
                                                                                      =========    =========

         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                                      Year ended December 31,
                                                            -----------------------------------------
                                                              1999             1998            1997
                                                              ----             ----            ----
Revenues:
     Gas sales                                              $ 38,866        $  42,844       $  38,715
     Oil sales                                                36,851           30,032          35,112
                                                            --------        ---------       ---------

        Total revenues                                        75,717           72,876          73,827
                                                            --------        ---------       ---------

Expenses:
     Oil and gas production                                   18,643           27,078          16,298
     Production and other taxes                                6,116            5,725           5,548
     General and administrative                                7,771            9,163           5,372
     Amortization of stock option awards                       5,049            5,055           5,053
     Exploration and abandonment (Note 21)                    11,049           17,596           3,055
     Depletion, depreciation and amortization                 19,222           27,090          19,972
     Impairment of long-lived assets                          31,783           25,666          68,997
     Restructuring costs                                          --              625              --
                                                            --------        ---------       ---------

        Total expenses                                        99,633          117,998         124,295
                                                            --------        ---------       ---------

        Operating loss                                       (23,916)         (45,122)        (50,468)
                                                            --------        ---------       ---------

Other income (expense):
     Interest income                                             102              125             190
     Interest expense                                         (7,320)          (8,648)         (1,524)
     Gain on sale of assets                                    1,344              923              58
     Management fees - affiliate                                   3                8              10
     Equity in net loss of affiliates                           (182)            (458)             --
     Other                                                     1,626              574              --
                                                            --------        ---------       ---------

        Loss before income taxes                             (28,343)         (52,598)        (51,734)
                                                            --------        ---------       ---------

Income tax benefit                                            20,069            5,381          18,267
                                                            --------        ---------       ---------

        Net loss                                            $ (8,274)       $ (47,217)      $ (33,467)
                                                            ========        =========       =========

        Net loss per common share                           $   (.22)       $   (1.22)      $    (.99)
                                                            ========        =========       =========

        Net loss per common share - assuming dilution       $   (.22)       $   (1.22)      $    (.99)
                                                            ========        =========       =========

         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                Consolidated Statements of Stockholders' Equity
                                (in thousands)


                                                                     Notes
                                                   Additional   Receivable-                                             Total
                                         Common      Paid-in   Officers and    Treasury     Deferred    Accumulated  Stockholders'
                                          Stock      Capital     Employees      Stock     Compensation     Deficit      Equity
                                          -----      -------     ---------      -----     ------------     -------      ------
Balance, December 31, 1996                $ 339     $ 203,411     $    --      $    --      $ (15,161)   $  (1,403)   $ 187,186
   Stock options exercised                   --             9          --           --             --           --            9
   Tax benefit of stock options
     exercised                               --             6          --           --             --           --            6
   Common stock issued                       --           (41)         --           --             --           --          (41)
   Acquisitions for common stock             64        74,115          --           --             --           --       74,179
   Purchase of treasury stock                --            --          --         (504)            --           --         (504)
   Deferred compensation                     --            --          --           --          5,053           --        5,053
   Net loss                                  --            --          --           --             --      (33,467)     (33,467)
                                          -----     ---------     -------     --------      ---------    ---------    ---------

Balance, December 31, 1997                  403       277,500          --         (504)       (10,108)     (34,870)     232,421
   Stock options exercised                    2           546          --           --             --           --          548
   Tax benefit of stock options
     exercised                               --            63          --           --             --           --           63
   Purchase of treasury stock                --            --                  (19,516)            --           --      (19,516)
   Deferred compensation                     --            --          --           --          5,055           --        5,055
   Net loss                                  --            --          --           --             --      (47,217)     (47,217)
                                          -----     ---------     -------     --------      ---------    ---------    ---------

Balance, December 31, 1998                  405       278,109          --      (20,020)        (5,053)     (82,087)     171,354
   Stock options exercised                   35         7,160      (8,654)          --             --           --       (1,459)
   Stock options cancelled                   --            (4)         --           --              4           --           --
   Accrued interest on notes receivable      --            --         (75)          --             --           --          (75)
   Purchase of treasury stock                --            --          --       (5,744)            --           --       (5,744)
   Deferred compensation                     --            --          --           --          5,049           --        5,049
   Net loss                                  --            --          --           --             --       (8,274)      (8,274)
                                          -----     ---------     -------     --------      ---------    ---------    ---------
Balance, December 31, 1999                $ 440     $ 285,265     $(8,729)    $(25,764)     $      --    $ (90,361)   $ 160,851
                                          =====     =========     =======     ========      =========    =========    =========

         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                        Year ended December 31,
                                                                                 -----------------------------------
                                                                                    1999         1998         1997
                                                                                    ----         ----         ----
Cash flows from operating activities:
     Net loss                                                                    $  (8,274)   $ (47,217)   $ (33,467)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depletion, depreciation and amortization                                   19,222       27,090       19,972
         Impairment of long-lived assets                                            31,783       25,666       68,997
         Amortization of stock option awards                                         5,049        5,055        5,053
         Dry holes and abandonments                                                  9,272       14,118        1,053
         Gain on sale of assets                                                     (1,344)        (923)         (58)
         Equity in net loss of affiliates                                              182          458           --
         Deferred income taxes                                                     (20,612)      (5,381)     (18,267)
         Restructuring costs                                                            --          625           --
         Other items                                                                   599          672           --
         Changes in assets and liabilities, excluding acquisitions:
             Accounts receivable                                                     2,755        1,279       (1,595)
             Prepaid expenses and other current assets                                 (97)        (445)        (463)
             Other assets                                                             (231)          36          (96)
             Accounts payable and accrued liabilities                               (4,878)      (2,585)       5,434
                                                                                 ---------    ---------    ---------

                    Total adjustments                                               41,700       65,665       80,030
                                                                                 ---------    ---------    ---------

                    Net cash provided by operating activities                       33,426       18,448       46,563
                                                                                 ---------    ---------    ---------

Cash flows from investing activities:
     Redemption of short-term investment                                                --        2,331           --
     Investing in oil and gas properties                                           (44,179)     (57,432)    (112,301)
     Payments for acquisitions, net of cash acquired                                    --           --         (715)
     Additions to other property and equipment                                        (292)      (3,919)      (1,361)
     Contributions in equity investments of affiliates                                (741)      (1,884)          --
     Proceeds from sale of assets                                                   74,070        2,491           75
     Issuance of notes receivable - officers and employees                          (8,654)          --           --
                                                                                 ---------    ---------    ---------

                    Net cash provided by (used in) investing activities             20,204      (58,413)    (114,302)
                                                                                 ---------    ---------    ---------
Cash flows from financing activities:
     Proceeds (payments) from revolving debt, net                                  (54,200)      60,100       63,588
     Payments of debt                                                                   --       (1,350)          --
     Exercise of stock options                                                       7,195          548            9
     Purchase of treasury stock                                                     (5,744)     (19,516)        (504)
     Other financing activities                                                       (181)        (810)         (41)
                                                                                 ---------    ---------    ---------

                    Net cash provided by (used in) financing activites             (52,930)      38,972       63,052
                                                                                 ---------    ---------    ---------

                    Net increase (decrease) in cash and cash
                        equivalents                                                    700         (993)      (4,687)

Cash and cash equivalents, beginning of year                                           610        1,603        6,290
                                                                                 ---------    ---------    ---------
Cash and cash equivalents, end of year                                           $   1,310    $     610    $   1,603
                                                                                 =========    =========    =========

         See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

(1)  Organization and Nature of Operations

     Titan Exploration, Inc. (the "Company") a Delaware corporation, was organized on September 27, 1996 and began operations on September 30, 1996 with the combination of two entities under common control with the Company. The Company is an independent energy company engaged primarily in the exploration, development and acquisition of oil and gas properties. Since operations began in March 1995, the Company and its predecessors have experienced significant growth, primarily through the acquisition of companies and oil and gas properties and the exploitation of these properties in the Permian Basin region of west Texas and southeastern New Mexico.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in corporate joint ventures and partnerships where the Company has ownership interest of 50% or less are accounted for on the equity method. All investments with an ownership interest of less than 20% and no significant influence are accounted for on the cost method. All material intercompany accounts and transactions have been eliminated in the consolidation.

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

     Oil and Gas Properties

     The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all costs associated with productive wells and nonproductive development wells are capitalized. Exploration costs are capitalized pending determination of whether proved reserves have been found. If no proved reserves are found, previously capitalized exploration costs are charged to expense. If, after the passage of one year, the existence of proved reserves cannot be conclusively established, any deferred costs are charged to expense.

     Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

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

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

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

     The Company uses the entitlements method of accounting for natural gas revenues. Under this method, revenues are recognized based on the Company's proportionate share of actual sales of natural gas. Natural gas revenues would not have been significantly altered in any period had the sales method of recognizing natural gas revenues been utilized. The Company has a net liability of approximately $56,000 and $225,000 at December 31, 1999 and December 31, 1998, respectively, associated with gas balancing recorded.

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

     Commodity Hedging

     The financial instruments that the Company accounts for as hedging contracts must meet the following criteria the underlying asset or liability must expose the Company to price or interest rate risk that is not offset in another asset or liability, the hedging contract must reduce that price or interest rate risk at the inception of the contract and

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

throughout the contract period, and the instrument must be designated as a hedge. In order to qualify as a hedge, there must be clear correlation between changes in the fair value of the financial instrument and the fair value of the underlying asset or liability such that changes in the market value of the financial instrument will be offset by the effect of price or interest rate changes on the exposed items.

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

     Interest Rate Swap Agreements

     The Company enters into interest rate swap agreements to effectively convert a portion of its floating-rate borrowings into fixed rate obligations. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense. At December 31, 1999, the Company was not subject to any interest rate swap agreements.

     Reclassifications

     Certain reclassifications have been made to the 1998 and 1997 amounts to conform to the 1999 presentation.

(3)  Unocal Merger Agreement

     On December 13, 1999, the Company, Union Oil Company of California, a California corporation and wholly-owned subsidiary of Unocal Corporation ("Union Oil"), Pure Resources, Inc., a Delaware corporation and a wholly-owned subsidiary of Union Oil ("Pure"), and TRH, Inc., a Delaware corporation and a wholly-owned subsidiary of Pure ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides that, on the Closing Date immediately following the Closing (as such terms are defined in the Merger Agreement), Merger Sub will merge with and into the Company, and the Company will become a wholly-owned subsidiary of Pure (such events constituting the "Merger"). Once the Merger is consummated, Merger Sub will cease to exist as a corporation and all of the business, assets, liabilities and obligations of Merger Sub will be merged into the Company, with the Company remaining as the surviving corporation (the "Surviving Corporation") and a wholly-owned subsidiary of Pure.

     As a result of the Merger, each outstanding share of the Common Stock, par value $0.01 per share (the "Company Common Stock"), other than shares owned by the Company or any wholly-owned subsidiary of the Company, will be converted into the right to receive .4302314 of a share (the "Exchange Ratio") of Common Stock, par value $0.01 per share, of Pure ("Pure Common Stock"). At the effective time of the Merger, each outstanding option to purchase the Company Common Stock under the Company's stock option plans (each a "Company Common Stock Option") will be assumed by Pure (each an "Assumed Option") and will become an option to purchase that number of shares of Pure Common Stock equal (subject to rounding) to the number of shares of Company Common Stock that was subject to such option immediately prior to the Merger, multiplied by the Exchange Ratio. The exercise price of each Assumed Option will be equal to the quotient determined by dividing the exercise price per share of the Company Common Stock at which the Company Common Stock Option was exercisable immediately prior to the effective time of the Merger by the Exchange Ratio, rounded up to the nearest whole cent.

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

     On the Closing Date, Union Oil will transfer to Pure substantially all of its oil and gas exploration and production assets in the Permian Basin and San Juan Basin areas of Texas, New Mexico and Colorado in return for Pure Common Stock. Upon consummation of the Merger immediately following the Closing, Union Oil will own approximately 32 million shares of Pure Common Stock, representing approximately 65% of the outstanding Pure Common Stock, and the former stockholders of the Company will own the remaining shares representing approximately 35% of the outstanding Pure Common Stock.

(4)  Disclosures About Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments (in thousands):

                                                                                 December 31,
                                                       -----------------------------------------------------------------
                                                                  1999                                 1998
                                                       ----------------------------         ----------------------------
                                                       Carrying            Fair             Carrying            Fair
                                                        Amount             Value             Amount             Value
                                                        ------             -----             ------             -----
Financial assets:
   Cash and cash equivalents                            $ 1,310           $ 1,310           $    610           $    610
   Notes receivable - officers and employees              8,729             8,729                  -                  -

Financial liabilities:
   Debt:
     Line of credit                                      89,000            89,000            140,000            140,000
     Unsecured line of credit                             1,000             1,000              4,200              4,200

Off-balance sheet financial instruments
   (see Note 18):
        Commodity price hedges                                -            (1,625)                 -              1,673

     Cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

     Notes receivable - officers and employees. The carrying amounts approximate fair value due to the comparability of the interest rate to the Company's borrowing rate.

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

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

(5)  Debt

     Debt consists of the following (in thousands):

                                                          December 31,
                                                     ----------------------
                                                      1999           1998
                                                      ----           ----

          Line of credit                             $89,000       $140,000
          Unsecured line of credit                     1,000          4,200
                                                     -------       --------
                                                     $90,000       $144,200
                                                     =======       ========

     Line of Credit

     In June 1999, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A. (the "Bank"), which established a revolving credit facility of $250 million subject to a borrowing base. All amounts outstanding are due and payable in full on April 1, 2001. The borrowing base, which is $175 million at December 31, 1999, is subject to redetermination annually each April by the lenders based on certain proved oil and gas reserves and other assets of the Company.

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

     At the Company's option, borrowings under the Credit Agreement bear interest at either (i) the "Base Rate" (i.e. the higher of the agent's prime commercial lending rate, or the federal funds rate plus .50% per annum), or (ii) the Eurodollar rate plus a margin ranging from 1.00% to 1.50% per annum, which margin increases as the level of the Company's aggregate outstanding borrowings under the Credit Agreement increases. The weighted average interest rate at December 31, 1999 was 6.54%.

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

     The Company obtained a consent and waiver of certain provisions of the Credit Agreement as it related to the Company entering into the Merger Agreement with Unocal. The Company also obtained an extension of the maturity date of the Credit Agreement from January 1, 2001 to April 1, 2001.

     The Company is in the process of negotiating a new credit facility, which will replace the Credit Agreement, for Pure Resources, the new parent of the Company after the merger.

     Unsecured Credit Agreement

     In April 1997, the Company entered into a credit agreement, as amended (the "Unsecured Credit Agreement"), with the Bank which establishes a revolving credit facility, up to the maximum of $5 million. Individual borrowings

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

may be made for up to a three week period. The Unsecured Credit Agreement has no maturity date and is cancellable at anytime by the Bank. The interest of each loan under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At December 31, 1999, there was $1 million of outstanding principal balance under the Unsecured Credit Agreement.

     Maturities of debt are as follows (in thousands):

          2000                                           $    --
          2001                                            90,000
          Thereafter                                          --

(6)  Acquisitions

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

     The acquisitions, accounted for on the purchase method, resulted in the following noncash investing activities:

                                                           OEDC    Carrollton
                                                         --------  ----------
                                                           (in thousands)

               Recorded amount of assets acquired        $104,312   $ 19,820
               Liabilities assumed                        (27,102)    (2,243)
               Deferred income tax liability              (13,815)    (6,078)
               Common stock issued                        (62,849)   (11,330)
                                                         --------   --------

               Cash costs, net of cash acquired          $    546   $    169
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

          Recorded amount of assets acquired, including receivables
               of $2,589,817                                        $55,794,243
          Liabilities assumed                                        (1,061,330)
                                                                    -----------

          Cash paid                                                 $54,732,913
                                                                    ===========

     Included in assets recorded is a $53,919 long-term receivable recorded as a purchase price adjustment related to the Pioneer Acquisition for a gas imbalance receivable.

(7)  Rights Agreement

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

     If the Company is acquired in a merger or other business combination transaction after a person has acquired beneficial ownership of 15% or more of the Company's common stock, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company shares of common stock having a market value of two times such price. In addition, if a person or group acquires beneficial ownership of 15% or more of the Company's common stock, each Right will entitle its holder (other than the acquiring person or group) to purchase, at the Right's then current price, a number of the Company's shares of common stock having a market value of two times the exercise price.

     Subsequent to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock and prior to the acquisition of beneficial ownership of 50% or more of the Company's common stock, the board of directors of the Company may exchange the Rights (other than Rights owned by such acquiring person or group, which will be null and void and nontransferable), in whole or in part, at an exchange ratio of one share of the Company's common stock (or one one-hundredth of a Preferred Share) per Right.

     The Rights were issued on July 1, 1999, to shareholders of record at the close of business on that date. The Rights will expire on June 9, 2009.

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

(8)  Commitments and Contingencies

     Operating Leases

     The Company has non-cancelable operating leases for office facilities. The Company's non-cancellable operating lease for its Midland, Texas offices is with an entity controlled by an officer of the Company. Future minimum lease commitments under non-cancellable operating leases at December 31, 1999 are as follows (in thousands):

                                                     Total        Affiliate
                                                     -----       -----------

     2000                                             $433           $433
     2001                                              433            433
     2002                                               90             90
     Thereafter                                         --             --

Lease expense during 1999, 1998 and 1997 was $713,762, $962,986 and $200,474,
respectively. In 1999 and 1998, $193,065 and $412,056, respectively, of the lease expense was associated with compressors and recorded as production costs. Lease expense incurred with an affiliate during 1999, 1998 and 1997 was $432,965, $419,704 and $200,474, respectively.

     Litigation

     OEDC and certain of its officers and directors, as well as Natural Gas Partners, L.P. ("NGP"), the managing underwriters of OEDC's initial public offering and an analyst from each of the managing underwriters, were named as defendants in a suit styled Eric Baron and Edward C. Allen, On behalf of Themselves and all Others Similarly Situated, v. David B. Strassner, Douglas H. Kiesewetter, David R. Albin, Natural Gas Partners, L.P., David Garcia, John J. Myers, Offshore Energy Development Corporation, Morgan Keegan & Company, Inc. and Principal Securities Inc., which was filed October 20, 1997, in the Texas State District Court of Harris County, Texas, 270/th/ Judicial District and subsequently removed to federal court in the United States Southern District of Texas.

     OEDC and certain of its officers and directors, as well as NGP, were also named defendants in a suit styled John W. Robertson, et al. v. David B. Strassner, Douglas H. Kiesewetter, David R. Albin, Natural Gas Partners, L.P. and Offshore Energy Development Corporation, which was filed February 6, 1998, in the United States Southern District of Texas, Houston Division.

     These matters were settled in the fourth quarter of 1999 at an expense to the Company of approximately $200,000.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     Severance Agreements

     On June 10, 1999, the board of directors of the Company approved the form of an Officer Severance and Retention Bonus Agreement (the "Severance Agreement") to be entered into with each of the officers of the

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

Company. The triggering event of the Severance Agreement would involve "change of control" of the Company as defined in the Severance Agreement.

     Upon a termination event as defined in the Severance Agreement, each officer will be entitled to receive, among other benefits, (a) three times such officer's base salary plus bonus received in the preceding 12 month period, (b) continuation of life insurance for an eighteen month period, (c) payment of all medical and dental insurance premiums until the officer obtains other employment and (d) reimbursement of all reasonable legal fees and other expenses incurred in seeking to obtain or enforce any right or benefit provided by the Severance Agreement. If the payments under the Severance Agreement and other benefit plans from a termination event cause the officer to be subject to federal excise tax, the officer will receive a grossed-up amount to pay the officer's federal excise taxes. At December 31, 1999, the Company's estimated obligation pursuant to the Severance Agreements was $8.3 million.

     Letters of Credit

     At December 31, 1999, the Company had outstanding letters of credit of $144,000, which are issued through the Credit Agreement.

(9)  Statements of Cash Flows

     Interest expense of $6,828,000, $8,489,000 and $1,525,000 was paid in 1999,
1998 and 1997, respectively.

     Income taxes of $561,000 were paid in 1999. No income taxes were paid in 1998 and 1997.

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

(10) Common Stock

     In May 1997, the Company originally announced a plan to repurchase up to $25 million, which in August 1999 the Company's board of directors increased to $35 million, of the Company's common stock. The repurchases will be made periodically, depending on market conditions, and will be funded with cash flow from operations and, as necessary, borrowings under the Credit Agreement. At December 31, 1999 and December 31, 1998, the Company had purchased, pursuant to the repurchase plan, 3,751,000 and 2,547,000 shares of its common stock for approximately $25.3 million and $19.6 million, respectively.

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

(11) Income Taxes

     Total income tax expense was allocated as follows:

                                                                                      Year ended December 31,
                                                                         ------------------------------------------------
                                                                           1999                 1998               1997
                                                                           ----                 ----               ----
     Income (loss) from continuing operations                            $(20,069)            $(5,381)           $(18,267)
     Stockholders' equity for compensation expense for tax
      purposes in excess of amounts recognized for financial
      reporting purposes                                                       --                 (63)                 (6)
                                                                         --------             -------            --------
                                                                         $(20,069)            $(5,444)           $(18,273)
                                                                         ========             =======            ========

     Income tax expense (benefit) attributable to income (loss) for continuing operations consists of the following:


                                             Year ended December 31,
                                       ----------------------------------
                                         1999         1998         1997
                                         ----         ----         ----
                                                (in thousands)

     Current:
        Federal                        $    522     $    --      $     --
        State                                21          --            --
                                       --------     -------      --------

                                            543          --            --
                                       --------     -------      --------
     Deferred:
        Federal                         (20,565)     (5,320)      (18,274)
        State                               (47)        (61)            7
                                       --------     -------      --------
                                        (20,612)     (5,381)      (18,267)
                                       --------     -------      --------

          Total                        $(20,069)    $(5,381)     $(18,267)
                                       ========     =======      ========

     The reconciliation between the tax expense computed by multiplying pretax income (loss) by the U.S. federal statutory rate and the reporting amounts of income tax benefit is as follows:

                                                                                      Year ended December 31,
                                                                         --------------------------------------------------
                                                                            1999               1998                1997
                                                                            ----               ----                ----
                                                                                          (in thousands)
     Loss at statutory rate                                              $ (9,920)           $(18,409)           $(18,107)
     Change in the deferred tax asset valuation allowance                 (14,001)             14,001                   -
     Non-deductible deferred compensation                                   3,954                   -                   -
     State income taxes, net of federal benefit                               (47)               (373)               (167)
     Other                                                                    (55)               (600)                  7
                                                                         --------            --------            --------

     Income tax benefit                                                  $(20,069)           $ (5,381)           $(18,267)
                                                                         ========            ========            ========

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                              December 31,
                                                                                      ---------------------------
                                                                                       1999               1998
                                                                                       ----               ----
                                                                                            (in thousands)
          Deferred tax assets (liabilities):
               Net operating loss                                                     $18,176           $ 30,353
               Compensation, principally due to accrual for financial
                 reporting purposes                                                        --              3,883
               Property, plant and equipment, principally due to differences in basis upon acquisition, depletion, impairment, and the
                 deduction of intangible drilling costs for tax purposes                1,023             (4,249)

               Investments in affiliates                                                   --            (18,027)
               Other                                                                    1,413              2,041
                                                                                      -------           --------

                    Net deferred tax asset (liability)                                 20,612             14,001

          Valuation allowance of deferred tax assets                                       --            (14,001)
                                                                                      -------           --------
                    Net deferred tax asset (liability), net of valuation
                       allowance                                                      $20,612           $      -
                                                                                      =======           ========

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

     At December 31, 1999, the Company had net operating loss carryforwards ("NOLs") for U.S. federal income tax purposes of approximately $51.6 million, which are available to offset future regular taxable income, if any. The carryforwards begin to expire in 2011.

(12) Related Party Transactions

     During 1998 and 1997, the Company received $7,536 and $9,656, respectively, for administrative services from a related party. During 1999, the Company reimbursed the related party $3,303 for past overcharges for administrative services.

     Director's fees of $36,250, $45,000 and $45,000 were incurred during 1999, 1998 and 1997, respectively.

     Certain properties that were owned or controlled by certain shareholders were acquired by the Company for $100,000 in 1997, which approximates the predecessor cost of the properties.

     During 1999, 1998 and 1997, the Company received (paid) approximately ($1,595,000), $2,232,000 and $551,000 from (to) Enron Capital and Trade Corp., an affiliate of a significant stockholder of the Company relating to financial instruments associated, primarily, with the Company's hedging activities.

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


     The Company uses certain aircraft and receives services from an entity owned by an affiliate. The Company is billed for use of such aircraft and related services by the Company. Payments made for the use of such aircraft and related services were $279 and $3,371 for the years ended December 31, 1998 and 1997, respectively.

     The President, Chief Executive Officer and Chairman of the Board of the Company, and certain of his affiliates have a common ownership interest in oil and gas properties that are operated by the Company and, in accordance with a standard industry operating agreement, make payments to the Company of leasehold costs and lease operating and supervision charges. These payments were approximately $9,671, $43,019 and $88,473 in 1999, 1998 and 1997, respectively.
Revenue received in connection with these oil and gas properties was $3,769, $12,350 and $16,098 in 1999, 1998 and 1997, respectively. These interests were owned by the Chief Executive Officer and his affiliates prior to the formation of the Company on March 31, 1995.

     During 1999 and 1998, the Company received fees of approximately $445,800 and $275,000, respectively, for managing the commercial and construction operations of DIGP.

(13) Notes Receivable - Officers and Employees

     On November 11, 1999, certain officers and employees of the Company entered into promissory notes with the Company for the purpose of receiving funds to exercise stock options and pay tax obligations related to the option exercises. The option agreements of these officers and employees provided for the use of the promissory notes to exercise the options. The promissory notes and related interest are recourse to the officers and employees. The promissory notes are primarily secured by the Company's common stock issued pursuant to the option exercises.

     The interest rate on the promissory notes is initially 6.34% and will be adjusted each September 30 to the Company's cost of funds for the preceding twelve months. The principal and interest associated with the promissory notes is due in full on November 11, 2002.

(14) Company Option Plans

     Stock Option Plan

     In 1996, the Company issued options to purchase 3,631,350 shares of Common Stock, at an exercise price of $2.08 per share in exchange for partnership unit options previously held by certain officers and employees in the Company's predecessor partnership. Deferred compensation was recorded based on the value of the Company's common stock on September 30, 1996, and was amortized to expense over a 39 month period. Deferred compensation of approximately $17,576,000 (before reduction by amounts previously amortized to expense) was recorded at September 30, 1996. On June 10, 1999, the board of directors of the Company extended the expiration date of all the options outstanding at June 9, 1999, under the Company's original stock option plan, to December 31, 2003. There were no other changes to the terms of the related options. The new measurement required by the extension of expiration date resulted in a lower amount of total compensation than originally measured. Consequently, neither the amount nor the amortization of compensation originally determined were adjusted. At December 31, 1999, all options under the Stock Plan were exercised.

     1996 Incentive Plan

     The Board of Directors and the stockholders of the Company approved the adoption of the Company's 1996 Incentive Plan (the "1996 Incentive Plan") as of October 1, 1996. The purpose of the 1996 Incentive Plan is to

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

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

     On June 10, 1999 the board of directors of the Company extended the expiration date two years for all the options outstanding at June 9, 1999, under the 1996 Incentive Plan. As the exercise price exceeded the current market price for the stock in all cases, no compensation expense was recorded. There were no other changes to the terms of the related options.

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

     1999 Option Plan

     The Board of Directors adopted the Company's 1999 Stock Option Plan (the "1999 Option Plan") on June 10, 1999. The purpose of the 1999 Option Plan is to retain and attract certain employees (non-officers) of the Company to encourage the sense of proprietorship of such employees and to stimulate the active interest of the employees in the development and financial success of the Company.

     Participants in the 1999 Option Plan are selected by the Board of Directors or such committee of the Board as is designated by the Board to administer the 1996 Option Plan (the Compensation Committee of the Board of Directors) from among those who hold positions of responsibility with the Company and whose performance, in the

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

judgment of the Compensation Committee, can have a significant effect on the success of the Company. An aggregate of 200,000 shares of Common Stock have been authorized and reserved for issuance pursuant to the 1999 Option Plan. These options vest ratably on each of the first through fourth anniversaries of the grant date.

     Subject to the provisions of the 1999 Option Plan, the Compensation Committee will be authorized to determine the terms, conditions and limitations applicable to each award. In addition, the Compensation Committee will have the exclusive power to interpret the 1999 Option Plan and to adopt such rules and regulations as it may deem necessary or appropriate in keeping with the objectives of the 1999 Option Plan. Stock options may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options.

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

                                                             For the year ended
                                                                 December 31,
                                                  ----------------------------------------
                                                    1999            1998            1997
                                                    ----            ----            ----
                                                  (in thousands, except per share amounts)
     Net loss                                     $(5,981)        $(46,314)       $(39,676)
     Net loss per common share                       (.16)           (1.19)          (1.17)
     Net loss per share - assuming dilution          (.16)           (1.19)          (1.17)

     The pro forma net loss and pro forma net loss per share amounts noted above are not likely to be representative of the pro forma amounts to be reported in future years. Pro forma adjustments in future years will include compensation expense associated with the options granted in 1999, 1998 and 1997 plus compensation expense associated with any options awarded in future years. As a result, such pro forma compensation expense is likely to be higher than the levels experienced in 1999, 1998 and 1997.

     The total fair value of stock options granted in 1999, 1998 and 1997 was approximately $1,323,000, $1,273,000 and $3,349,000, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                          1999          1998           1997
                                          ----          ----           ----

       Risk-free interest rate            5.32%        4.50%          5.25%
       Expected life                       4.0          4.0            7.0
       Expected volatility                  49%          48%            46%
       Expected dividend yield               -            -              -

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

     A summary of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during the periods ended on those dates is presented below:

                                                            Year ended December 31,
                                      --------------------------------------------------------------------
                                               1999                   1998                   1997
                                      ----------------------  ---------------------  ---------------------
                                                    Weighted               Weighted               Weighted
                                         Number     Average     Number     Average     Number     Average
                                       of Shares     Price     of Shares    Price     of Shares    Price
                                      ----------    --------   ---------   --------   ---------   --------
Stock options:
Outstanding at beginning of year        4,260,147     $ 3.64   4,429,440     $ 4.15   3,716,350     $ 2.28
    Options canceled/forfeited           (219,545)    $15.29    (356,614)    $15.51           -          -
    OEDC options assumed                        -          -           -          -     458,375     $15.61
    Options exercised                  (3,459,168)    $ 2.08    (202,178)    $ 2.71      (4,285)    $ 2.08
    Options granted                       486,309     $ 4.79     389,499     $ 8.19     259,000     $10.95
                                      -----------             ----------             ----------

Outstanding at end of year              1,067,743     $ 6.74   4,260,147     $ 3.64   4,429,440     $ 4.15
                                      ===========             ==========             ==========

Exercisable at end of year                295,351     $ 8.42   3,339,117     $ 3.09   2,470,133     $ 4.72
                                      ===========             ==========             ==========

Weighted average fair value of
 options granted during the year      $      4.79             $    11.33             $    10.95
                                      ===========             ==========             ==========

     The following table summarizes information about the stock options outstanding at December 31, 1999:


                                              Options Outstanding                   Options Exercisable
                                 ---------------------------------------------  ----------------------------
                                     Number of         Weighted-      Weighted      Number of      Weighted-
                                      Shares            Average       Average        Shares         Average
                                  Outstanding at       Remaining      Exercise   Exercisable at    Exercise
   Range of Exercise Prices      December 31, 1999  Contractual Life   Price    December 31, 1999    Price
   ------------------------      -----------------  ----------------  --------  -----------------  --------
         $3.69 - $5.73                  482,066             $6.82      $ 4.61          83,175        $ 5.73
         $6.25 - $8.79                  322,535             $5.72      $ 6.66          73,500        $ 6.83
        $9.375 - $12.75                 263,142             $4.39      $10.76         138,676        $10.88

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


(15) Net Loss per Common Share

     The following table sets forth the computation of basic and diluted net loss per common share:

                                                                               Year ended December 31,
                                                                 ----------------------------------------------
                                                                  1999                 1998              1997
                                                                  ----                 ----              ----
                                                                                 (in thousands)
     Numerator:
       Net loss and numerator for basic and diluted net
          loss per common share - income available to
          common stockholders                                    $(8,274)            $(47,217)         $(33,467)
                                                                 =======             ========          ========
     Denominator:
       Denominator for basic net loss per common share -
          weighted average common shares                          38,038               38,808            33,942

       Effect of dilutive securities - employee stock
          options                                                      -                    -                 -
                                                                 -------             --------          --------

       Denominator for diluted net loss per common share
          - adjusted weighted average common shares and
          assumed conversions                                     38,038               38,808            33,942
                                                                 =======             ========          ========

     Basic net loss per common share                             $  (.22)            $  (1.22)         $   (.99)
                                                                 =======             ========          ========

     Diluted net loss per common share                           $  (.22)            $  (1.22)         $   (.99)
                                                                 =======             ========          ========

     Employee stock options to purchase 1,067,743, 4,260,147 and 4,429,440 shares of common stock were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of diluted net loss per common share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company or (ii) the Company had a loss from continuing operations; and, therefore, the effect would be antidilutive.

(16) 401(k) Plan

     The Company has established a qualified cash or deferred arrangement under IRS code section 401(k) covering substantially all employees. Under the plan, the employees have an option to make elective contributions of a portion of their eligible compensation, not to exceed specified annual limitations, to the plan and the Company has an option to match a portion of the employee's contribution. The Company has made matching contributions to the plan totaling $493,927, $632,883 and $110,981 in 1999, 1998 and 1997, respectively.

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements

(17) Major Customers

     The following purchasers accounted for 10% or more of the Company's oil and gas sales:

                                            1999       1998         1997
                                            ----       ----         ----

     Purchaser A (a)                         36%        31%          36%
     Purchaser B                             16%        13%          12%
     Purchaser C                              7%        13%           9%

________________

(a) Purchaser A is an affiliate of Enron Corp., a significant stockholder of the Company.

(18) Derivative Financial Instruments

     The Company utilizes various option and swap contracts and other financial instruments to hedge the effect of price changes on future oil and gas production. The index price for the natural gas collars settles based on NYMEX Henry Hub, while the oil collar settles based on the prices for West Texas Intermediate on NYMEX. The basis swaps lock in the basis differential between NYMEX Henry Hub and the El Paso/Permian delivery point or the Waha West Texas delivery point.

     The following table sets forth the future volumes hedged by year and the range of prices to be received based upon the fixed price of the individual option and swap contracts and other financial instruments outstanding at December 31, 1999:

                                                                            2000                           2001
                                                                            ----                           ----
     Gas related derivatives:
       Collar options:
          Volume (MMBtu)                                                     5,475,000                            --
          Index price per MMBtu (floor - ceiling prices)               $  2.50 - $2.95               $            --

       Basis swaps:
          Volume (MMBtu)                                                     8,215,000                            --
          Index Price per MMBtu                                        $          .132               $            --

     Oil related derivatives:
       Collar options (a):
          Volume (Bbls)                                                      1,463,000                       452,500
          Index price per Bbl (floor - ceiling prices)                 $17.06 - $21.47               $16.50 - $20.48

________________

(a) Includes amounts in which a counterparty has the option to extend the collar option from July 1, 2000 to June 30, 2001, on volumes of 2,500 Bbls per day at a floor and ceiling price of $16.50 and $20.48 per barrel, respectively.

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


(19) Impairment of Long-Lived Assets

     Assets Held for Use

     The Company, in accordance with FAS 121, estimated expected future cash flows of its oil and gas properties by amortization unit and compared the amounts determined to the carrying amount of its oil and gas properties to determine if the carrying amount was recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future net cash flows, an impairment was determined to exist; therefore, the Company adjusted the carrying amount of those oil and gas properties to their estimated fair value as determined by discounting their expected future net cash flows at a discount rate commensurate with the risks involved in the industry. As a result of this process, the Company recognized an impairment of approximately $5.9 million, $22.2 million and $69.0 million related to its oil and gas properties during 1999, 1998 and 1997, respectively.

     Estimated future cash flows for purposes of determining impairment of oil and gas properties are determined using the following assumptions:

     . Only cash flows from proved oil and gas properties disclosed in Note 22 are considered in the analysis.

     . The prices used for determining cash flows are determined based on the near-term (a period exceeding one year, depending on management's current views of future market conditions) NYMEX futures index adjusted for property specific qualitative and location differentials. The latest futures price in the near-term price outlook is then held flat for the remaining life of the properties. Prices estimated for future periods may be above or below current pricing levels. For example, futures prices over the following year are significantly below year-end prices at December 31, 1999.

     . If production is subject to hedges, future product prices are further adjusted to reflect the prices to be realized under these arrangements.

     In 1998, the Company recognized an impairment of approximately $2.2 million on its investment in a limited partnership. This impairment was due to a significant decrease in the fair value of publicly traded securities held by the limited partnership.

     Assets Held for Sale

     In the first quarter of 1999, the Company recognized an impairment of $25.9 million on the assets held for sale. The impairment was the result of comparing the revised estimated sales proceeds, less costs to sell, to the underlying net cost basis of each specific portfolio of assets.

     In 1998, the Company recognized an impairment of approximately $1.3 million on the assets held for sale. The impairment was the result of comparing the estimated sales proceeds, less costs to sell, to the underlying net cost basis of each specific portfolio of assets.

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


     The following are the results of operations of the assets held for sale and other assets sold (in thousands):

                                                                  1999                1998                1997
                                                                  ----                ----                ----
       Oil and gas sales                                        $  3,106            $  9,646            $  1,980
       Oil and gas production costs                               (1,566)             (6,134)               (986)
       Production and other taxes                                    (59)               (188)                (79)
       General and administrative expenses                          (745)             (2,215)                  -
       Exploration and abandonment costs                            (383)             (2,111)                  -
       Depletion, depreciation and amortization                   (1,570)             (6,259)                  -
       Impairment of long-lived assets                           (25,900)            (16,463)            (14,651)
       Equity loss in net loss of affiliates                        (115)               (458)                  -
       Other                                                         541                 579                   -
                                                                --------            --------            --------

                                                                $(26,691)           $(23,603)           $(13,736)
                                                                ========            ========            ========

     The Company suspends depreciation, depletion and amortization expense on assets once they are classified as assets held for sale. In 1999, the suspended depreciation, depletion and amortization expense was approximately $1.9 million.

(20) Other Liabilities

     The other current and noncurrent liabilities consist of the following (in thousands):

                                                                                December 31,
                                                                      ---------------------------------
                                                                       1999                      1998
                                                                       ----                      ----
     Other current liabilities:
         Capital costs and operating expenses                         $6,079                    $2,220
         Gas processing obligation                                         -                       564
         Restructuring costs                                               -                       625
         Oil and gas payable                                           1,108                     1,106
         Other                                                         1,116                     1,137
                                                                      ------                    ------
                                                                      $8,303                    $5,652
                                                                      ======                    ======

     Other noncurrent liabilities:
         Gas processing obligation                                    $    -                    $1,130
         Environmental reserve                                           804                       824
         Plugging and abandonment reserve                                  -                     2,483
         Gas and pipeline imbalances                                       -                       225
         Other                                                            23                       591
                                                                      ------                    ------

                                                                      $  827                    $5,253
                                                                      ======                    ======

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


(21) Exploration and Abandonments

     Exploration and abandonments expense consist of the following (in thousands):

                                                            1999                  1998                  1997
                                                            ----                  ----                  ----

Geological and geophysical staff                          $   770               $ 1,283                $    -
Uneconomical exploratory wells                              4,948                 2,593                   723
Impaired unproved properties                                  775                 9,870                   331
Seismic costs                                               3,416                 1,130                 1,436
Delay rentals                                                 276                 1,685                   205
Plugging and abandonment reserve                              134                   525                     -
Other                                                         730                   510                   360
                                                          -------               -------                ------
                                                          $11,049               $17,596                $3,055
                                                          =======               =======                ======


                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


(22) Unaudited Supplementary Information

     Capitalized Costs

                                                                                      December 31,
                                                                               ---------------------------
                                                                               1999                   1998
                                                                               ----                   ----
                                                                                     (in thousands)
    Oil and gas properties:
        Proved oil and gas properties                                        $ 345,349               $299,412
        Unproved properties                                                     13,438                  6,699
                                                                             ---------               --------
                                                                               358,787                306,111
        Accumulated depletion                                                 (128,686)               (96,934)
                                                                             ---------               --------

        Net capitalized costs for oil and gas properties                     $ 230,101               $209,177
                                                                             =========               ========

Costs Incurred

                                                                        Year ended December 31,
                                                            -----------------------------------------------
                                                            1999                 1998                  1997
                                                            ----                 ----                  ----
                                                                           (in thousands)
    Property acquisition costs:
        Proved                                            $ 7,892               $   404              $100,871
        Unproved                                            8,211                 4,994                24,532
    Exploration                                            17,087                21,316                 2,856
    Development                                            12,176                30,663                44,896
                                                          -------               -------              --------

                                                          $45,366               $57,377              $173,155
                                                          =======               =======              ========

     Reserve Quantity Information

     The estimates of proved oil and gas reserves, which are located principally in the United States and offshore Gulf of Mexico, were prepared and/or audited (audits are of significant value properties) by independent petroleum consultants as of December 31, 1999, 1998 and 1997. Reserves were estimated in accordance with guidelines established by the SEC and FASB which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The Company has presented the reserve estimates utilizing an oil price of $24.48, $9.49 and $16.11 per Bbl and a gas price of $1.73, $1.57 and $1.83 per Mcf as of December 31, 1999, 1998 and 1997, respectively.

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


                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes of Consolidated Financial Statements


    Oil And Gas Producing Activities

                                                                                   Oil and               Natural
                                                                              Condensate (MBbl)         Gas (MMcf)
                                                                              -----------------         ----------
    Total Proved Reserves:

    Balance, December 31, 1996                                                      19,456                301,378
          Purchases of minerals-in-place                                             7,128                 43,501
          Extensions and discoveries                                                    20                 40,633
          Revision of previous estimates                                             5,551                (18,036)
          Production                                                                (1,880)               (22,104)
                                                                                    ------                -------

    Balance, December 31, 1997                                                      30,275                345,372
          Purchase of minerals-in-place                                              1,540                 11,175
          Sales of minerals-in-place                                                   (77)                     -
          Extensions and discoveries                                                 2,127                 12,742
          Revision of previous estimates - price                                    (7,877)               (16,029)
          Revision of previous estimates - other                                      (485)                 5,441
          Production                                                                (2,492)               (26,731)
                                                                                    ------                -------

    Balance, December 31, 1998 (a)                                                  23,011                331,970
          Purchase of minerals-in-place                                                962                  7,364
          Sales of minerals-in-place                                                (2,729)               (59,911)
          Extensions and discoveries                                                 1,631                 35,641
          Revision of previous estimates - price                                    11,425                  6,969
          Revision of previous estimates - other                                      (198)               (54,138)
          Production                                                                (2,272)               (23,190)
                                                                                    ------                -------

    Balance, December 31, 1999                                                      31,830                244,705
                                                                                    ======                =======

    Proved Developed Reserves:
          December 31, 1996                                                         16,024                180,161
          December 31, 1997                                                         23,604                219,307
          December 31, 1998                                                         13,233                202,203
          December 31, 1999                                                         22,374                149,908

_____________

(a) At December 31, 1998, total proved reserves included 2,735 MBbl and 42,945 MMcf of oil and natural gas, respectively, which are associated with oil and gas properties classified as assets held for sale in the consolidated balance sheets.

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes of Consolidated Financial Statements

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

                                                                        Year ended December 31,
                                                     -------------------------------------------------------------
                                                            1999                 1998                 1997
                                                     -------------------  -------------------  -------------------
                                                                            (in thousands)
    Future:
        Cash inflows                                      $1,203,070            $ 738,683           $1,121,526
        Production costs                                    (424,660)            (241,570)            (345,598)
        Development costs                                    (63,657)             (59,976)             (46,877)
        Future income taxes                                 (150,689)             (34,387)            (153,100)
                                                          ----------            ---------           ----------
               Future net cash flows                         564,064              402,750              575,951
    10% annual discount for estimated timing
        of cash flows
                                                            (230,701)            (166,122)            (226,901)
                                                          ----------            ---------           ----------
    Standardized measure of discounted net
        of cash flows                                     $  333,363            $ 236,628 (a)       $  349,050
                                                          ==========            =========           ==========

_______________

(a) At December 31, 1998, the standardized measure of discounted net cash flows included approximately $39.2 million which are associated with oil and gas properties classified as assets held for sale in the consolidated balance sheets.

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes of Consolidated Financial Statements

     Standardized Measure Of Discounted Future Net Cash Flows


   Changes in Standardized Measure of Discounted Future Net Cash Flows

                                                                               Year ended December 31,
                                                              ----------------------------------------------------------
                                                                     1999                1998                1997
                                                              ------------------  ------------------  ------------------
                                                                                   (in thousands)

Standardized measure, beginning of period                          $236,628           $ 349,050           $ 387,863
     Extensions and discoveries and improved
          recovery, net of future production and
          development costs                                          34,054              15,155              36,439
     Accretion of discount                                           23,663              34,905              38,786
     Net change in sales prices, net of production
          costs                                                     169,586            (106,032)           (180,281)
     Net change in income taxes                                     (73,789)             80,444              40,115
     Purchase of minerals-in-place                                   16,907              11,338              72,241
     Sales of minerals-in-place                                     (54,847)               (235)                  -
     Revision of quantity estimates and revenues
          added by development drilling                              18,530             (33,892)             11,615
     Sales, net of production costs                                 (50,959)            (40,073)            (51,846)
     Changes in estimated future development costs                  (32,601)            (23,040)             (7,904)
     Changes in production rates and other                           46,191             (50,992)              2,022
                                                                   --------           ---------           ---------
Standardized measure, end of period                                $333,363           $ 236,628           $ 349,050
                                                                   ========           =========           =========


                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consoliadated Financial Statements


(23) Selected Quarterly Financial Results (Unaudited)

                                                                                   Quarter
                                                    ----------------------------------------------------------------------
                                                         First             Second            Third             Fourth
                                                    ----------------  ----------------  ----------------  ----------------
                                                                     (in thousands, except per share data)

    1999:
      Total revenues                                   $ 14,780           $17,441           $21,225          $ 22,271
      Total expenses (a)                                 44,783            19,216            17,351             2,641
      Net income (loss)                                 (30,003)           (1,775)            3,874            19,630
      Net income (loss) per common share                   (.79)             (.05)              .10               .51
      Net income (loss) per common share -
          assuming dilution                                (.79)             (.05)              .10               .50


    1998:
      Total revenues                                   $ 22,107           $18,361           $16,671          $ 15,737
      Total expenses (b)                                 23,432            26,260            23,103            47,298
      Net loss                                           (1,325)           (7,899)           (6,432)          (31,561)
      Net loss per common share                            (.03)             (.20)             (.17)             (.83)
      Net loss per common share -
          assuming dilution                                (.03)             (.20)             (.17)             (.83)

______________________

(a) Total expenses in the first and fourth quarter of 1999 includes impairment of long-lived assets of approximately $25.9 million and $5.9 million, respectively. The fourth quarter of 1999 includes a deferred tax benefit of approximately $23.5 million related to the reduction in the deferred tax assets valuation allowance.
(b) Total expenses in the second, third and fourth quarter of 1998 includes impairment of long-lived assets of approximately $8.0 million, $5.1 million and $12.6 million, respectively.