Form 10-K/A
period 1999-12-31
TITAN EXPLORATION INC
filed 2000-04-12
CIK 1024645

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                          _________________________

                                 FORM 10-K/A-1
                           _________________________

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

================================================================================

                               TABLE OF CONTENTS
                               -----------------

                                                                                                       Page
                                                                                                       ----

                                                     PART I

Item 1.    Business..................................................................................    2

Item 3.    Legal Proceedings.........................................................................    9

                                                     PART II

Item 6.     Selected Financial Data..................................................................   10

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....   12

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............................   27

Item 8.     Financial Statements and Supplementary Data..............................................   29

                                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................   30

            Glossary of Oil and Gas Terms............................................................   34

            Signatures...............................................................................   37

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

  Pure Resources will have approximately 50 million shares of common stock outstanding upon completion of the merger. Unocal will hold approximately 65% (32.7 million shares) of Pure Resources. The Unocal merger will cause a change of control of the Company. Upon approval by the Company stockholders of the merger, the Company stockholders will receive 0.4302314 shares of Pure
Resources common stock for every share held of the Company's common stock and will collectively own approximately 35% of the outstanding common stock of Pure Resources. The Company expects that upon receiving its shareholder approval the merger would close in May 2000.

  Under a business opportunities agreement entered into in connection with the merger among Titan, Pure Resources and Unocal's subsidiary Union Oil Company of California ("Union Oil"), Pure Resources has agreed to limit the type and geographic scope of its business activities after the merger for as long as Union Oil is a significant stockholder and permits Union Oil to continue to conduct business activities that may compete with Pure Resources' business. The agreement's restrictions may limit Pure Resources' ability to diversify its operating base following the merger. Because of Pure Resources' geographic concentration, any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact Pure Resources more than if its operations were more geographically diversified.

  For more information about the proposed merger, see definitive proxy materials relating to the merger, which the Company expects to file with the SEC in late April 1999.

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

  The board of directors of Pure Resources will be Jack D. Hightower, George G. Staley and Herbert C. Williamson, III, who are all current directors of the Company, plus Timothy H. Ling, Darrell Chessum, Graydon H. Laughbaum, Jr. and HD Maxwell, who are all designees of Unocal, and one director who satisfies the outside director requirements of the New York Stock Exchange and whom Union Oil and Mr. Hightower agree upon.

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

     The officer and director defendants in the suits were Messrs. Strassner and Kiesewetter, who were officers and directors of OEDC and who are no longer employed by Titan, and Mr. Albin, who was a director of OEDC and Titan. Mr. Albin, a manager of NGP's investment funds, resigned as a director of Titan in 1999.

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




                                                                                                              Period March 31, 1995
                                                                                                                (date of inception)
                                                                     Year Ended December 31,                          through
                                                   ---------------------------------------------------------        December 31,
                                                      1999(a)         1998(b)        1997(b)        1996 (b)           1995(b)
                                                   -------------  --------------  --------------  ----------   ---------------------
                                                             (in thousands, except per share amounts and operating data)
Consolidated Statement of Operations Data:
  Revenues-
     Operating revenues...........................   $ 75,717        $ 72,876     $  73,827     $  23,824            $    743
  Expenses:
     Oil and gas production.......................     18,643          27,078        16,298         7,312                 265
     Production and other taxes...................      6,116           5,725         5,548         1,887                  39
     General and administrative...................      7,771           9,163         5,372         2,270               1,546
     Amortization of stock option awards..........      5,049           5,055         5,053         1,839                 576
     Exploration and abandonment..................     11,049          17,596         3,055           184                 490
     Depletion, depreciation and amortization.....     19,222          27,090        19,972         5,789                 299
     Impairment of long-lived assets..............     31,783          25,666        68,997            --                  --
     Restructuring costs..........................         --             625            --            --                  --
     Interest.....................................      7,320           8,648         1,524         2,965                  97
     Other........................................     (2,893)         (1,172)         (258)         (503)             (1,038)
                                                     --------        --------     ---------     ---------            --------
          Total expenses..........................    104,060         125,474       125,561        21,743               2,274
                                                     --------        --------     ---------     ---------            --------
     Income (loss) before income taxes............    (28,343)        (52,598)      (51,734)        2,081              (1,531)
     Income tax (expense) benefit.................     20,069           5,381        18,267        (3,484)                 --
                                                     --------        --------     ---------     ---------            --------
     Net loss.....................................   $ (8,274)       $(47,217)    $ (33,467)    $  (1,403)           $ (1,531)
                                                     ========        ========     =========     =========            ========

     Net loss per common share....................   $   (.22)       $  (1.22)    $    (.99)    $    (.07)           $   (.11)
     Net loss per common share -
     assuming dilution............................   $   (.22)       $  (1.22)    $    (.99)    $    (.07)           $   (.11)
     Weighted average common shares
        outstanding...............................     38,038          38,808        33,942        19,605              14,066
Consolidated Statement of Cash Flows Data:
  Net cash provided by (used in):
     Operating activities.........................   $ 33,426        $ 18,448     $  46,563     $   7,710            $ (1,805)
     Investing activities.........................     28,858         (58,413)     (114,302)     (144,998)            (47,522)
     Financing activities.........................    (61,584)         38,972        63,052       137,365              55,540
Other Consolidated Financial Data:
  Capital expenditures............................   $ 45,212        $ 63,235     $ 114,377     $ 150,119            $ 43,770
Consolidated Operating Data:
 Production:
  Oil and condensate (MBbls)......................      2,272           2,492         1,880           714                  30
  Natural gas (MMcf)..............................     23,190          26,731        22,104         5,787                 245
  Total (MMcfe)...................................     36,822          41,683        33,385        10,071                 425
 Average Sales Prices Per Unit(c):
  Oil and condensate (per Bbl)....................   $  16.22        $  12.05     $   18.67     $   19.16            $  16.80
  Natural gas (per Mcf)...........................       1.68            1.60          1.75          1.75                 .97
  Total (per Mcfe)................................       2.06            1.75          2.21          2.37                1.75
 Expenses per Mcfe
  Production costs, excluding production and
     other taxes..................................   $    .51        $    .65     $     .48     $     .72            $    .63
  Production and other taxes......................        .17             .14           .17           .19                 .09
  General and administrative......................        .21             .22           .16           .23                3.64
  Depletion, depreciation and amortization........        .52             .65           .60           .57                 .70

                                                                             December 31,
                                                  --------------------------------------------------------------
                                                    1999(a)      1998(b)      1997(b)      1996(b)     1995(b)
                                                  -----------  -----------  -----------  -----------  ----------
                                                                        (in thousands)
Consolidated Balance Sheet Data:
  Cash and cash equivalents.....................   $  1,310     $    610     $  1,603     $  6,290      $ 6,213
  Working capital (deficit) (d).................     (3,912)     105,697           28        8,124       11,946
  Oil and gas assets, net.......................    230,101      209,177      271,920      190,062       42,861
  Total assets..................................    268,798      341,022      352,583      207,179       57,487
  Total debt....................................     90,000      144,200       85,450        6,500       20,000
  Stockholders' equity and predecessor
   capital......................................    160,851      171,354      232,421      187,186       34,585

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

     Pure Resources will have approximately 50 million shares of common stock outstanding upon completion of the merger. Unocal will hold approximately 65% (32.7 million shares) of Pure Resources. The Unocal merger will cause a change of control of the Company. Upon approval by the Company stockholders of the merger, the Company stockholders will receive 0.4302314 shares of Pure Resources common stock for every share held of the Company's common stock and will collectively own approximately 35% of the outstanding common stock of Pure Resources. The Company expects that upon receiving its shareholder approval the merger would close in May 2000.

     For more information about the proposed merger, see definitive proxy materials relating to the merger, which the Company expects to file with the SEC in late April 1999.

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

     The board of directors of Pure Resources will be Jack D. Hightower, George
G. Staley and Herbert C. Williamson, III, who are all current directors of the Company, plus Timothy H. Ling, Darrell Chessum, Graydon H. Laughbaum, Jr. and HD Maxwell, who are all designees of Unocal, and one director who satisfies the outside director requirements of the New York Stock Exchange and whom Union Oil and Mr. Hightower agree upon.

 Impact on Pure Resources of Ancillary Agreements and Severance Arrangements

     Under a business opportunities agreement entered into in connection with the merger among Titan, Pure Resources and Union Oil, Pure Resources has agreed to limit its business activities. The agreement's restrictions may limit Pure Resources' ability to diversify its operating base following the merger.
Because of Pure Resources' geographic concentration, any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact Pure Resources more than if its operations were more geographically diversified.

     The aggregate amount to be paid in connection with the merger to all the covered Titan officers under existing severance and retention bonus agreements of Titan will be approximately $7.8 million. Titan does not believe that these payments will materially impact the liquidity of the combined company.

     Mr. Hightower's employment agreement with Pure Resources and new Pure Resources officer severance agreements to be entered into in connection with the merger will entitle each of the initial Pure Resources officers to require Pure Resources to purchase his or her Pure Resources common stock at a price that may be in excess of market value in the event of a change of control of Pure Resources or Unocal and in some circumstances following termination of employment. On December 31, 1999, when the trading price of Titan common stock was $5.44 per share, the pro forma "per share net asset value" of Pure Resources, calculated in accordance with the agreements, adjusted to a Titan equivalent price, was estimated at approximately $6.18. On a pro forma basis using a market price of $5.44 per share, Pure Resources would incur a non-cash expense of approximately $6.8 million per year for three years to amortize the deferred compensation recorded as a result of these arrangements. The amortization amounts will change quarterly based on relative changes in the net asset value and market value of the Pure Resources shares.

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

   Estimated future cash flows for purposes of determining impairment of oil and gas properties are determined using the following assumptions:

   . Reserve economics are adjusted for known changes such as extensions and discoveries, acquisitions and dispositions of proved properties and changes in production rates and projected decline characteristics.

   .  Only cash flows from proved oil and gas properties, such as disclosed in
      Note 22 of the consolidated financial statements are considered in the analysis.

   . The prices used for determining cash flows are determined based on the near-term (a period of one to three years, depending on management's current views of future market conditions) NYMEX futures index adjusted for property specific qualitative and location differentials. The latest futures price in the near-term price outlook is then held constant for the remaining life of the properties. Prices estimated for future periods may be above or below current pricing levels. For example, futures prices for periods following December 31, 1998 were significantly higher than the actual prices for oil and gas as of that date, and futures prices for the periods following December 31, 1999 were significantly below the actual prices for oil and gas as of that date. Consequently, the prices used in the Company's impairment analysis were adjusted accordingly.


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

   The Company's effective income tax rates were 71% and 10% for 1999 and 1998, respectively. In 1998 the Company provided a valuation allowance of $14.0 million against its deferred tax asset which was reversed in 1999. During the year ended December 31, 1999, commodity prices for the Company's products improved significantly. As a result, based on the Company's analysis of the expected future results of operations based on current prices, the associated reserve volumes and the availability of tax planning strategies (such as elective capitalization of intangible drilling costs) it does not appear more likely than not that the Company will be unable to generate the $51.6 million in taxable income necessary to utilize net operating loss carryforwards over the carryforward period. The change in the outlook for commodity prices is the major factor that changed management's view with respect to the reversal of the deferred tax asset valuation as of December 31, 1998. In addition, for the year ended December 31, 1999, the Company would have generated significant operating income if impairments were not considered. This was not the case for the year ended December 31, 1998. Future estimated revenues, net of operating expenses from proved properties as disclosed in unaudited reserve disclosures in Note 22 of the consolidated financial statements, amount to over $775 million based on current prices and costs. This net revenue, when considered together with estimated future general and administrative expenses and existing tax basis expected to be deductible in future years is not more likely than not to yield insufficient taxable income to utilize the current tax net operating loss carryforwards during the carryforward period. A similar analysis of expected future results as of December 31, 1998 did not yield a similar result. Changes in future economic conditions, future business combinations or other factors may significantly alter this assessment.

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

     2.4  --   Agreement and Plan of Merger, dated December 13, 1999, among
             Union Oil of California, Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc., TRH, Inc. and Titan Exploration, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 23, 1999 (date of event December 13, 1999), and incorporated herein by reference.)

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

10.7.1**  --   Consent and Waiver Agreement, dated December 20, 1999, among
             Titan Exploration, Inc., Chase Bank of Texas, N.A., and Financial Institutions now and thereafter parties thereto.

    10.8  --   Master Promissory Note, dated July 1, 1999, between Titan
             Exploration, Inc. and Chase Bank of Texas, N.A. (filed as Exhibit
             10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference).

    10.9  --   Purchase and Sale Agreement, dated April 28, 1999 by and among
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
             1, 1998. (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-62115, and incorporated herein by reference).


   10.19* --   Employment Agreement, dated December 13, 1999, by and between
             Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.) and Jack Hightower.

   10.20* --   Amended and Restated Stockholders Voting Agreement dated as of April 10, 2000 among Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.), Union Oil Company of California, Jack D. Hightower and Titan Exploration, Inc.

   10.21* --   Non-Dilution Agreement dated December 13, 1999 between Pure
             Resources, Inc. (formerly named Titan Resources Holdings, Inc.) and Union Oil Company of California.

   10.22*--    Business Opportunities Agreement dated as of December 13,
             1999, among Union Oil Company of California, Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.), TRH, Inc. and Titan Exploration, Inc.

  The officer and director defendants in the suits were Messrs. Strassner and Kiesewetter, who were officers and directors of OEDC and who are no longer employed by Titan, and Mr. Albin, who was a director of OEDC and Titan. Mr. Albin, a manager of NGP's investment funds, resigned as a director of Titan in 1999.

      21** --   Subsidiaries of the Registrant.

      23*  --   Consent of independent auditors.

      27** --   Financial Data Schedule.

---------------
* Filed herewith.
** Previously filed as an exhibit to the Form 10-K on March 14, 2000.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of April 10, 2000.

                               TITAN EXPLORATION, INC.

                               Registrant


                               By: /s/ Jack Hightower
                                   ------------------
                                  Jack Hightower
                                  President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of April 10, 2000, by the following persons on behalf of the Registrant and in the capacity indicated.


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

                            TITAN EXPLORATION, INC.

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                        Year ended December 31,
                                                                                 -----------------------------------
                                                                                    1999         1998         1997
                                                                                    ----         ----         ----
Cash flows from operating activities:
     Net loss                                                                    $  (8,274)   $ (47,217)   $ (33,467)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depletion, depreciation and amortization                                   19,222       27,090       19,972
         Impairment of long-lived assets                                            31,783       25,666       68,997
         Amortization of stock option awards                                         5,049        5,055        5,053
         Dry holes and abandonments                                                  9,272       14,118        1,053
         Gain on sale of assets                                                     (1,344)        (923)         (58)
         Equity in net loss of affiliates                                              182          458           --
         Deferred income taxes                                                     (20,612)      (5,381)     (18,267)
         Restructuring costs                                                            --          625           --
         Other items                                                                   599          672           --
         Changes in assets and liabilities, excluding acquisitions:
             Accounts receivable                                                     2,755        1,279       (1,595)
             Prepaid expenses and other current assets                                 (97)        (445)        (463)
             Other assets                                                             (231)          36          (96)
             Accounts payable and accrued liabilities                               (4,878)      (2,585)       5,434
                                                                                 ---------    ---------    ---------

                    Total adjustments                                               41,700       65,665       80,030
                                                                                 ---------    ---------    ---------

                    Net cash provided by operating activities                       33,426       18,448       46,563
                                                                                 ---------    ---------    ---------

Cash flows from investing activities:
     Redemption of short-term investment                                                --        2,331           --
     Investing in oil and gas properties                                           (44,179)     (57,432)    (112,301)
     Payments for acquisitions, net of cash acquired                                    --           --         (715)
     Additions to other property and equipment                                        (292)      (3,919)      (1,361)
     Contributions in equity investments of affiliates                                (741)      (1,884)          --
     Proceeds from sale of assets                                                   74,070        2,491           75
                                                                                 ---------    ---------    ---------

                    Net cash provided by (used in) investing activities             28,858      (58,413)    (114,302)
                                                                                 ---------    ---------    ---------
Cash flows from financing activities:
     Proceeds (payments) from revolving debt, net                                  (54,200)      60,100       63,588
     Payments of debt                                                                   --       (1,350)          --
     Exercise of stock options                                                       7,195          548            9
     Purchase of treasury stock                                                     (5,744)     (19,516)        (504)
     Issuance of notes receivable - officers and employees                          (8,654)          --           --
     Other financing activities                                                       (181)        (810)         (41)
                                                                                 ---------    ---------    ---------

                    Net cash provided by (used in) financing activites             (61,584)      38,972       63,052
                                                                                 ---------    ---------    ---------

                    Net increase (decrease) in cash and cash
                        equivalents                                                    700         (993)      (4,687)

Cash and cash equivalents, beginning of year                                           610        1,603        6,290
                                                                                 ---------    ---------    ---------
Cash and cash equivalents, end of year                                           $   1,310    $     610    $   1,603
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

     The Rights were issued on July 1, 1999, to shareholders of record at the close of business on that date. The Rights will expire on June 9, 2009. The Rights will not be triggered as a result of the Unocal merger disclosed in
Note 3.

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

     The officer and director defendants in the suits were Messrs. Strassner and Kiesewetter, who were officers and directors of OEDC and who are no longer employed by Titan, and Mr. Albin, who was a director of OEDC and Titan. Mr. Albin, a manager of NGP's investment funds, resigned as a director of Titan in 1999.

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

     Upon a termination event as defined in the Severance Agreement, each officer will be entitled to receive, among other benefits, (a) three times such officer's base salary plus bonus received in the preceding 12 month period, (b) continuation of life insurance, long-term disability coverage and accidental death and disability coverage for an eighteen month period, (c) payment of all medical and dental insurance premiums until the officer obtains other employment and (d) reimbursement of all reasonable legal fees and other expenses incurred in seeking to obtain or enforce any right or benefit provided by the Severance Agreement. If the payments under the Severance Agreement and other benefit plans from a termination event cause the officer to be subject to federal excise tax, the officer will receive a grossed-up amount to pay the officer's federal excise taxes. At December 31, 1999, the Company's estimated maximum contingent obligation pursuant to the Severance Agreements was $8.3 million. The actual liability might be reduced by amounts potentially payable under (b), (c) and (d) above if the covered officers were not terminated as a result of a triggering event.

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
                                                                         ========             =======            ========

     Income tax expense (benefit) attributable to income (loss) for continuing operations consists of the following:


                                             Year ended December 31,
                                       ----------------------------------
                                         1999         1998         1997
                                         ----         ----         ----
                                                (in thousands)

     Current:
        Federal                        $    522     $    --      $     --
        State                                21          --            --
                                       --------     -------      --------

                                            543          --            --
                                       --------     -------      --------
     Deferred:
        Federal (exclusive of change
          in the deferred tax asset
          valuation allowance)           (6,564)    (19,321)      (18,274)
        Change in deferred tax asset
          valuation allowance           (14,001)     14,001            --
        State                               (47)        (61)            7
                                       --------     -------      --------
                                        (20,612)     (5,381)      (18,267)
                                       --------     -------      --------

          Total                        $(20,069)    $(5,381)     $(18,267)
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
                                                                                      =======           ========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future and the availability of certain tax planning strategies that would generate taxable income to realize the net tax benefits, if implemented, management has determined that it is not more likely than not that a portion of the deferred tax assets will not be realized.

     During the year ended December 31, 1999, commodity prices for the Company's products improved significantly. As a result, based on the Company's analysis of the expected future results of operations based on current prices, the associated reserve volumes and the availability of tax planning strategies (such as elective capitalization of intangible drilling costs) it does not appear more likely than not that the Company will be unable to generate the $51.6 million in taxable income necessary to utilize net operating loss carryforwards over the carryforward period. The change in the outlook for commodity prices is the major factor that changed management's view with respect to the reversal of the deferred tax asset valuation as of December 31, 1998. In addition, for the year ended December 31, 1999, the Company would have generated significant operating income if impairments were not considered. This was not the case for the year ended December 31, 1998. Future estimated revenues, net of operating expenses from proved properties as disclosed in unaudited reserve disclosures in Note 22, amount to over $775 million based on current prices and costs. This net revenue, when considered together with estimated future general and administrative expenses and existing tax basis expected to be deductible in future years is not more likely than not to yield insufficient taxable income to utilize the current tax net operating loss carryforwards during the carryforward period. A similar analysis of expected future results as of December 31, 1998 did not yield a similar result. Changes in future economic conditions, future business combinations or other factors may significantly alter this assessment.

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

                                                                     (Continued)

                            TITAN EXPLORATION, INC.

                  Notes to Consolidated Financial Statements


(19) Impairment of Long-Lived Assets

     Assets Held for Use

     The Company, in accordance with FAS 121, estimated expected future cash flows of its oil and gas properties by amortization unit and compared the amounts determined to the carrying amount of its oil and gas properties to determine if the carrying amount was recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future net cash flows, an impairment was determined to exist; therefore, the Company adjusted the carrying amount of those oil and gas properties to their estimated fair value as determined by discounting their expected future net cash flows at a discount rate commensurate with the risks involved in the industry. As a result of this process, the Company recognized an impairment of approximately $5.9 million, $22.2 million and $69.0 million related to its oil and gas properties during 1999, 1998 and 1997, respectively. The impairment expense of $5.9 million and $22.2 million in 1999 and 1998, respectively, relates principally to negative revisions to reserve volumes. The impairment expense of $69.0 million recorded at December 31, 1997 was principally as a result of the low pricing environment existing at that date and the limited prospects for commodity price improvements.

     Estimated future cash flows for purposes of determining impairment of oil and gas properties are determined using the following assumptions:

     . Reserve economics are adjusted for known changes such as extensions and discoveries, acquisitions and dispositions of proved properties and changes in production rates and projected decline characteristics.

     . Only cash flows from proved oil and gas properties, such as disclosed in Note 22, are considered in the analysis.

     . The prices used for determining cash flows are determined based on the near-term (a period of one to three years, depending on management's current views of future market conditions) NYMEX futures index adjusted for property specific qualitative and location differentials. The latest futures price in the near-term price outlook is then held constant for the remaining life of the properties. Prices estimated for future periods may be above or below current pricing levels. For example, futures prices for periods following December 31, 1998 were significantly higher than the actual prices for oil and gas as of that date, and futures prices for the period following December 31, 1999 were significantly below the actual prices for oil and gas as of that date. Consequently, the prices used in the Company's impairment analysis were adjusted accordingly.

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

     Assets Held for Sale

     The Company, in accordance with FAS 121, records its assets held for sale at the lower the carrying amounts or fair value. When the carrying amount of the assets held for sale exceed fair value an impairment is recognized. Fair value for the Company's assets held for sale is generally the estimated sales proceeds for the assets less estimated costs to sell the assets.

     The Company generally determines the estimated sales proceeds at each measurement period based on a number of factors, including:

     .    Prices at which similar assets are presently being bought and sold.
     .    Reserve report evaluations of the properties' future cash flows.
     .    Current industry oil and gas price outlook.
     .    Information from financial firms.
     .    Other available industry data.

     In the fourth quarter of 1998, the Company approved a plan to dispose of its Gulf of Mexico, Gulf Coast and non-strategic Permian Basin assets. The assets to be disposed of were primarily proved and unproved oil and gas properties or investments in midstream oil and gas assets. The Company's reason for disposing of these assets varied depending on the portfolio of assets being considered. The disposition would allow the Company to (a) realize full value for certain assets whose value was not fully reflected in the public valuation of the Company, (b) redeploy capital to higher return projects or acquisitions,
(c) invest in projects that would accelerate cash flow to the Company, (d) eliminate certain administrative costs and (e) reduce the Company's debt obligations.

     The Company's basis in the assets held for sale (net of any impairment) at December 31, 1998 was approximately $110 million. In 1998, the Company recognized an impairment of approximately $1.3 million on the assets held for sale. The impairment was the result of comparing the estimated sales proceeds, less costs to sell, to the underlying net cost basis of each specific portfolio of assets.

     In the first quarter of 1999, the Company recognized an impairment of $25.9 million on the assets held for sale, related to its Gulf Coast and Gulf of Mexico assets. The impairment was the result of comparing the revised estimated sales proceeds, less costs to sell, to the underlying net cost basis of each specific portfolio of assets. The downward revision in the estimated sales proceeds leading to the impairment was primarily the result of (a) continued low oil and gas prices, (b) decreases in prices for which similar assets were being bought and sold and (c) receipt of offers for the Gulf Coast and Gulf of Mexico assets which lowered management's estimation of ultimate sales proceeds.

     In April 1999, the Company sold the Gulf Coast assets, which were comprised of proved and unproved oil and gas properties, for approximately $5.4 million. In May 1999, the Company sold the Gulf of Mexico assets, which were comprised of proved and unproved oil and gas properties and investments in midstream oil and gas assets, for approximately $71.3 million.

     In the fourth quarter of 1999, the Company reclassified from assets held for sale approximately $15.2 million of Permian Basin assets to assets held for use. When these assets were evaluated in conjunction with the properties involved in the Unocal merger it became apparent that these properties had location and leasehold attributes which may be valuable to the combined assets. The assets were reclassified at their lower of the carrying amount or fair value.

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
                                                                ========            ========            ========

     The Company suspends depreciation, depletion and amortization expense on assets once they are classified as assets held for sale. In 1999, the suspended depreciation, depletion and amortization expense was approximately $1.9 million. In 1998, the Company had no suspended depreciation, depletion and amortization expense as the reclassification to assets held for sale occurred at December 31, 1998.

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