Form 10-Q
period 2000-03-31
TITAN EXPLORATION INC
filed 2000-05-15
CIK 1024645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

                           --------------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000
                                      or

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


                                 (915) 498-8600
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     As of May 1, 2000, 40,189,843 of common stock, par value $.01 per share of Titan Exploration, Inc. were outstanding.

                                TABLE OF CONTENTS

Forward Looking Information and Risk Factors .......................................................     1

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
         Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and
            December 31, 1999 ......................................................................     2
         Unaudited Consolidated Statements of Operations for the Three Months Ended
            March 31, 2000 and 1999 ................................................................     3
         Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2000 and 1999 ................................................................     4
         Notes to Consolidated Financial Statements ................................................     5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....    11
         -------------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................................    18
         ----------------------------------------------------------

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings .........................................................................    20
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders .......................................    20
         ---------------------------------------------------

Item 5.  Other Information .........................................................................    20
         -----------------

Item 6.  Exhibits and Reports on Form 8-K ..........................................................    20
         --------------------------------
         Signatures ................................................................................    21

                             TITAN EXPLORATION, INC.

                  FORWARD LOOKING INFORMATION AND RISK FACTORS

     Titan Exploration, Inc. (the "Company") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells the Company anticipates drilling through 2000, potential reserves and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, government regulations, Year 2000 issues and other factors set forth in the Company's 1999 Annual Report on Form 10-K. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

Item 1. Financial Statements

                             Titan Exploration, Inc.
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                     ASSETS

                                                                                               March 31,        December 31,
                                                                                                 2000               1999
                                                                                              -----------       -------------
                                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                                                   $   1,535          $   1,310
   Accounts receivable:
      Oil and gas                                                                                 12,181             10,365
      Other                                                                                           70                252
   Inventories                                                                                       595                732
   Prepaid expenses and other current assets                                                         971                549
                                                                                               ----------        -----------
         Total current assets                                                                     15,352             13,208
                                                                                               ----------        -----------
Property, plant and equipment, at cost:
   Oil and gas properties, using the successful efforts method of accounting:
      Proved properties                                                                          354,259            345,349
      Unproved properties                                                                         14,964             13,438
   Accumulated depletion, depreciation and amortization                                         (132,973)          (128,686)
                                                                                               ----------        -----------
                                                                                                 236,250            230,101
                                                                                               ----------        -----------
Other property and equipment, net                                                                  4,458              4,188

Deferred income taxes                                                                             19,348             20,612

Other assets, net of accumulated amortization of $1,002 in 2000 and $700 in 1999                   1,138                689
                                                                                               ----------        -----------
                                                                                               $ 276,546          $ 268,798
                                                                                               ==========         ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities:
      Trade                                                                                    $   4,430          $   7,858
      Accrued interest                                                                             1,096                959
      Other (Note 7)                                                                              11,104              8,303
                                                                                               ----------         ----------
         Total current liabilities                                                                16,630             17,120
                                                                                               ----------         ----------
Long-term debt (Note 3)                                                                           96,000             90,000
Other liabilities (Note 7)                                                                           852                827

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none
      issued and outstanding                                                                           -                  -
   Common stock, $.01 par value, 60,000,000 shares authorized; 43,993,843 shares
      issued and outstanding at March 31, 2000 and December 31, 1999                                 440                440
   Additional paid-in capital                                                                    285,265            285,265
   Notes receivable - officers and employees                                                      (8,864)            (8,729)
   Treasury stock, at cost; 3,804,000 shares at March 31, 2000 and December 31, 1999             (25,764)           (25,764)
   Accumulated deficit                                                                           (88,013)           (90,361)
                                                                                               -----------        ----------
         Total stockholders' equity                                                              163,064            160,851
                                                                                               -----------        ----------
   Commitments and contingencies (Note 4)
                                                                                               $ 276,546          $ 268,798
                                                                                               ===========        ==========

          See accompanying notes to consolidated financial statements.

                             Titan Exploration, Inc.
                 Unaudited Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                           Three months ended
                                                                                March 31,
                                                                      ----------------------------
                                                                         2000               1999
                                                                      ----------------------------
Revenues:
   Gas sales                                                          $ 10,369            $  8,411
   Oil sales                                                            11,720               6,369
                                                                     ----------          ----------
      Total revenues                                                    22,089              14,780
                                                                     ----------          ----------

Expenses:
   Oil and gas production                                                5,159               4,953
   Production and other taxes                                            1,753               1,207
   General and administrative                                            2,544               2,169
   Amortization of stock option awards                                       -               1,263
   Exploration and abandonment (Note 8)                                  2,731               2,545
   Depletion, depreciation and amortization                              4,567               4,826
   Impairment of long-lived assets                                           -              25,900
                                                                     ----------          ----------

      Total expenses                                                    16,754              42,863
                                                                     ----------          ----------
      Operating income (loss)                                            5,335             (28,083)
                                                                     ----------          ----------
Other income (expense):
   Equity in net loss of affiliates                                          -                (115)
   Interest income                                                         137                  11
   Interest expense                                                     (1,769)             (2,551)
   Gain on sale of assets                                                    -                 202
   Other                                                                   (91)                533
                                                                     ----------          ----------
      Income (loss) before income taxes                                  3,612             (30,003)

      Income tax expense                                                (1,264)                  -
                                                                     ----------          ----------
      Net income (loss)                                               $  2,348            $(30,003)
                                                                     ==========          ==========
      Net income (loss) per share                                     $   0.06            $  (0.79)
                                                                     ==========          ==========
      Net income (loss) per share - assuming dilution                 $   0.06            $  (0.79)
                                                                     ==========          ==========

          See accompanying notes to consolidated financial statements.

                             Titan Exploration, Inc.
                Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                    Three months ended
                                                                                          March 31,
                                                                               --------------------------------
                                                                                  2000                  1999
                                                                               --------------------------------
Cash flows from operating activities:
   Net income (loss)                                                            $  2,348              $(30,003)
   Adjustment to reconcile net income (loss) to net cash provided by operating activities:
         Depletion, depreciation and amortization                                  4,567                 4,826
         Impairment of long-lived assets                                               -                25,900
         Amortization of stock option awards                                           -                 1,263
         Exploration and abandonments                                              2,194                 2,015
         Equity in net loss of affiliates                                              -                   115
         Gain on sale of assets                                                        -                  (202)
         Deferred income taxes                                                     1,264                     -
         Other non-cash items                                                          -                   137
   Changes in assets and liabilities:
         Accounts receivable                                                      (1,633)                3,461
         Prepaid expenses and other current assets                                  (288)                 (195)
         Other assets                                                               (128)                   (2)
         Accounts payable and accrued liabilities                                 (1,933)               (4,158)
                                                                                ---------             ---------
            Total adjustments                                                      4,043                33,160
                                                                                ---------             ---------
            Net cash provided by operating activities                              6,391                 3,157
                                                                                ---------             ---------

Cash flows from investing activities:
   Investing in oil and gas properties                                           (11,159)               (6,920)
   Additions to other property and equipment                                        (470)                  (13)
   Capital contribution in equity investments                                          -                  (615)
   Proceeds from sale of assets                                                        -                   805
   Other investing activities                                                       (535)                    -
                                                                                ---------             ---------
            Net cash used in investing activities                                (12,164)               (6,743)
                                                                                ---------             ---------
Cash flows from financing activities:
   Proceeds from revolving debt, net                                               6,000                 4,100
   Other financing activities                                                         (2)                  (38)
                                                                                ---------             ---------
            Net cash provided by financing activities                              5,998                 4,062
                                                                                ---------             ---------
            Net increase in cash and cash equivalents                                225                   476

Cash and cash equivalents, beginning of period                                     1,310                   610
                                                                                ---------             ---------
Cash and cash equivalents, end of period                                        $  1,535              $  1,086
                                                                                =========             =========

          See accompanying notes to consolidated financial statements.

                            TITAN EXPLORATION, INC.
                  Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999
                                 (Unaudited)

(1)  Basis of Presentation

     In the opinion of management, the unaudited consolidated financial statements of Titan Exploration, Inc. (the "Company") as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Form 10-K, as amended.

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

     Reclassifications

     Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentations.

(2)  Unocal Merger Agreement

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

     On the Closing Date, Union Oil will transfer to Pure substantially all of its oil and gas exploration and production assets in the Permian Basin and San Juan Basin areas of Texas, New Mexico and Colorado in return for

Pure Common Stock. Upon consummation of the Merger immediately following the Closing, Union Oil will own approximately 32.7 million shares of Pure Common Stock, representing approximately 65% of the outstanding Pure Common Stock, and the former stockholders of the Company will own the remaining shares representing approximately 35% of the outstanding Pure Common Stock.

     The Company has scheduled a special meeting of stockholders on May 24, 2000 to vote on the Merger. The Company expects the Merger to close on May 25, 2000 (subject to approval by the Company's stockholders), at which time the Company's stockholders will become stockholders of Pure. Pure is expected to begin trading on the New York Stock Exchange under the symbol "PRS" on May 26, 2000.

(3)  Debt

     Debt consists of the following (in thousands):

                                          March 31, 2000      December 31, 1999
                                          --------------      -----------------

Line of credit                              $   92,000           $   89,000
Unsecured line of credit                         4,000                1,000
                                                ------               ------
                                            $   96,000           $   90,000
                                                ======               ======
     Line of Credit

     In June 1999, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A. (the "Bank"), which established a revolving credit facility of $250 million subject to a borrowing base. All amounts outstanding are due and payable in full on April 1, 2001. The borrowing base, which is $175 million at March 31, 2000, is subject to redetermination annually each April by the lenders based on certain proved oil and gas reserves and other assets of the Company. At March 31, 2000, the available borrowing capacity was approximately $83 million.

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

     The Company is in the process of negotiating a new credit facility, which will replace the Credit Agreement, for Pure, the new parent of the Company after the Merger.

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

(4)  Commitments and Contingencies

     Litigation

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

     Upon a termination event as defined in the Severance Agreement, each officer will be entitled to receive, among other benefits, (a) three times such officer's base salary plus bonus received in the preceding 12 month period, (b) continuation of life insurance, long-term disability coverage and accidental death and disability coverage for an eighteen month period, (c) payment of all medical and dental insurance premiums until the officer obtains other employment and (d) reimbursement of all reasonable legal fees and other expenses incurred in seeking to obtain or enforce any right or benefit provided by the Severance Agreement. If the payments under the Severance Agreement and other benefit plans from a termination event cause the officer to be subject to federal excise tax, the officer will receive a grossed-up amount to pay the officer's federal excise taxes. At March 31, 2000, the Company's estimated maximum contingent obligation pursuant to the Severance Agreements was approximately $8.3 million. The actual liability might be reduced by amounts potentially payable under (b), (c) and (d) above if the covered officers were not terminated as a result of a triggering event.

     The Merger is a change of control under the Severance Agreements. Upon the closing of the Merger, the Company expects to pay the officers subject to the Severance Agreements approximately $6.5 million for signing a general release to the Severance Agreements and for executing non-compete agreements.

     Letters of Credit

     At March 31, 2000, the Company had outstanding letters of credit of $144,000, which were issued through the Credit Agreement.

(5)  Earnings per Common Share

     The following table sets forth the computation of basic and diluted earnings per common share:

                                                                                     Three months ended March 31,
                                                                                    ------------------------------
                                                                                       2000                 1999
                                                                                       ----                 ----
                                                                               (in thousands, except per share amounts)
Numerator:
   Net income (loss) and numerator for basic and diluted net income
      (loss) per common share - income available to common
      stockholders                                                                   $  2,348             $(30,003)
                                                                                     ========             =========
Denominator:
   Denominator for basic net income (loss) per common share -
      weighted average common shares                                                   40,190               37,935
   Effect of dilutive securities - employee stock options                                  17                    -
                                                                                      -------              --------
   Denominator for diluted net income (loss) per common share -
      adjusted weighted average common shares and assumed
      conversions                                                                      40,207               37,935
                                                                                       ======               ======
Basic net income (loss) per common share                                             $    .06             $   (.79)
                                                                                       ======               ======

Diluted net income (loss) per common share                                           $    .06             $   (.79)
                                                                                       ======               ======

     Employee stock options to purchase 1,067,743 shares of common stock were outstanding during the three months ended March 31, 2000 but only 17,151 were included in the computation of diluted net income per common share because the employee stock options' exercise price of the remaining 1,050,592 shares was greater than the average market price of the common stock of the Company. Employee stock options to purchase 4,252,728 shares of common stock were outstanding during the three months ended March 31, 1999 but were not included in the computation of diluted net loss per common share because either (i) the employee stock options' exercise price was greater than the average market price of the common stock of the Company or (ii) the Company had a loss from continuing operations and, therefore, the effect would be antidilutive.


(6)  Derivative Financial Instruments

     The Company utilizes various option and swap contracts and other financial instruments to hedge the effect of price changes on future oil and gas production. The index price for the natural gas collars settles based on New York Mercantile Exchange ("NYMEX") Henry Hub, while the oil collars settle based on the prices for West Texas Intermediate on NYMEX. The basis swaps lock in the basis differential between NYMEX Henry Hub and the El Paso/Permian delivery point or the Waha West Texas delivery point.

     The following table sets forth the future volumes hedged by year and the range of prices to be received based upon the fixed price of the individual option and swap contracts and other financial instruments outstanding at March 31, 2000:

                                                                                 2000                      2001
                                                                                 ----                      ----
    Gas related derivatives:
        Collar options (a):
          Volume (MMBtu)                                                         8,250,000                 4,065,000
          Index price per MMBtu (floor - ceiling prices)                       $2.60 - $3.32             $2.60 - $3.32

        Basis swaps:
          Volume (MMBtu)                                                         5,955,000                 1,350,000
          Index Price per MMBtu                                                $.095 - $.115                 $.095

     Oil related derivatives:
        Collar options (b):
           Volume (Bbls)                                                         1,053,500                   452,500
           Index price per Bbl (floor - ceiling prices)                      $16.50 - $23.40           $16.50 - $20.48

---------------

(a) Includes amounts in which a counterparty has the option to extend the collar option from October 1, 2000 to June 30, 2001, on volumes of 15,000 MMBtu per day at a floor and ceiling price of $2.60 and $3.08 per MMBtu, respectively.
(b) Includes amounts in which a counterparty has the option to extend the collar option from July 1, 2000 to June 30, 2001, on volumes of 2,500 Bbls per day at a floor and ceiling price of $16.50 and $20.48 per barrel, respectively.

(7)  Other Liabilities

     The other current and noncurrent liabilities consist of the following (in thousands):

                                                   March 31,      December 31,
                                                     2000            1999
                                                     ----            ----
                                                 (unaudited)
Other current liabilities:
   Capital costs and operating expenses            $ 7,668         $ 6,079
   Oil and gas payables                              1,009           1,108
   Hedge obligations due to counterparties           1,149               -
   Other                                             1,248           1,116
                                                   -------         -------
                                                   $11,104         $ 8,303
                                                   =======         =======
Other noncurrent liabilities:
   Environmental reserve                           $   802         $   804
   Other                                                50              23
                                                      ----            ----
                                                   $   852         $   827
                                                      ====            ====

(8)  Exploration and Abandonment

     Exploration and abandonment expense consist of the following (in thousands):

                                                  Three months ended March 31,
                                                 ------------------------------
                                                     2000            1999
                                                     ----            ----

Geological and geophysical staff                   $   270         $   270
Uneconomical exploratory projects                    1,738           1,914
Seismic costs                                          463             101
Delay rentals                                           59              79
Other                                                  201             181
                                                     -----           -----
                                                   $ 2,731         $ 2,545
                                                     =====           =====

(9)  Impairment of Long-Lived Assets

     Assets Held for Sale

     The Company, in accordance with FAS 121, records its assets held for sale at the lower of the carrying amounts or fair value. When the carrying amount of the assets held for sale exceed fair value an impairment is recognized. Fair value for the Company's assets held for sale is generally the estimated sales proceeds for the assets less estimated costs to sell the assets.

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

     In the first quarter of 1999, the Company recognized an impairment of $25.9 million on the assets held for sale, related to its Gulf Coast and Gulf of Mexico assets. The impairment was the result of comparing the revised estimated sales proceeds, less costs to sell, to the underlying net cost basis of each specific portfolio of assets from the fourth quarter of 1998. The downward revision in the estimated sales proceeds leading to the impairment was primarily the result of (a) continued low oil and gas prices, (b) decreases in prices for which similar assets were being bought and sold and (c) receipt of offers for the Gulf Coast and Gulf of Mexico assets which lowered management's estimation of ultimate sales proceeds.

     In April 1999, the Company sold the Gulf Coast assets, which were comprised of proved and unproved oil and gas properties, for approximately $5.4 million. In May 1999, the Company sold the Gulf of Mexico assets, which were comprised of proved and unproved oil and gas properties and investments in midstream oil and gas assets, for approximately $71.3 million.

     In the fourth quarter of 1999, the Company reclassified from assets held for sale approximately $15.2 million of Permian Basin assets to assets held for use. When these assets were evaluated in conjunction with the properties involved in the Merger it became apparent that these properties had location and leasehold attributes which may be valuable to the combined assets. The assets were reclassified at their lower of the carrying amount or fair value.

     The Company suspends depreciation, depletion and amortization expense on assets once they are classified as assets held for sale. For the three months ended March 31, 2000, the Company had no suspended depreciation, depletion and amortization expense. For the three months ended March 31, 1999, the suspended depreciation, depletion and amortization expense was approximately $1.2 million.

(10) Common Stock

     In May 1997, the Company originally announced a plan to repurchase up to $25 million, which in August 1999 the Company's board of directors increased to $35 million, of the Company's common stock. The repurchases will be made periodically, depending on market conditions, and will be funded with cash flow from operations and, as necessary, borrowings under the Credit Agreement. At March 31, 2000 and December 31, 1999, the Company had purchased, pursuant to the repurchase plan, 3,751,000 shares of its common stock for approximately $25.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Unocal Merger


     On December 13, 1999, the Company announced its agreement to merge the Company and the Permian Basin business unit of Unocal Corporation ("Unocal") into a new company named Pure Resources, Inc. ("Pure"). Pure will be a publicly traded company. The Permian Basin business unit of Unocal includes oil and gas exploration and production assets in the Permian Basin of West Texas and the San Juan Basin in New Mexico and Colorado.

     Pure will have approximately 50 million shares of common stock outstanding upon completion of the Merger. Unocal will hold approximately 65% (32.7 million shares) of Pure. The Merger will cause a change of control of the Company. Upon approval by the Company stockholders of the Merger, the Company stockholders will receive 0.4302314 shares of Pure common stock for every share held of the Company's common stock and will collectively own approximately 35% of the outstanding common stock of Pure.

     The Company has scheduled a special meeting of stockholders on May 24, 2000 to vote on the Merger. The Company expects the Merger to close on May 25, 2000 (subject to approval by the Company's stockholders), at which time the Company's stockholders will become stockholders of Pure. Pure is expected to begin trading on the New York Stock Exchange under the symbol "PRS" on May 26, 2000. For more information about the Merger, see definitive proxy materials relating to the Merger, which were filed with the SEC.


Impact on Pure of Ancillary Agreements and Severance Arrangements

     Under a business opportunities agreement entered into in connection with the Merger among Titan, Pure and Union Oil, Pure has agreed to limit its business activities. The agreement's restrictions may limit Pure's ability to diversify its operating base following the Merger. Because of Pure's geographic concentration, any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact Pure Resources more than if its operations were more geographically diversified.

     Mr. Hightower's employment agreement with Pure and new Pure officer severance agreements to be entered into in connection with the Merger will entitle each of the initial Pure officers to require Pure to purchase his or her Pure common stock at a price that may be in excess of market value in the event of a change of control of Pure or Unocal and in some circumstances following termination of employment. On March 31, 2000, when the trading price of Titan common stock was $5.00 per share, the pro forma "per share net asset value" of Pure, calculated in accordance with the agreements, adjusted to a Titan equivalent price, was estimated at approximately $6.88. On a pro forma basis using a market price of $5.00 per share, Pure would incur a non-cash expense of approximately $10.0 million per year for three years to amortize the deferred compensation recorded as a result of these arrangements. The amortization amounts will change quarterly based on relative changes in the net asset value and market value of the Pure shares.

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

Impact of Commodity Prices

     During 1998 and through the first quarter of 1999, the posted price of West Texas intermediate crude oil (the "West Texas Crude Oil Price") ranged from $15.75 to $8.00 per barrel. These low prices were thought to be caused primarily by an oversupply of crude oil inventory created, in part, by an unusually warm winter in the United States and Europe, the apparent unwillingness of Organization of Petroleum Exporting Countries ("OPEC") to abide by crude oil production quotas and a decline in demand in Asian markets. The prices for crude oil during the second quarter of 1999 to the present have shown significant improvement over those during 1998 and early 1999.

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

Operating Data

     The following sets forth the Company's historical operating data:

                                                                           Three months ended
                                                                               March 31,
                                                                     -----------------------------
                                                                         2000            1999
                                                                     -----------      ------------
Production:
   Oil and condensate (MBbls)...................................            547             598
   Natural gas (MMcf)...........................................          5,175           6,192
   Total (MBOE).................................................          1,409           1,630

Average daily production:
   Oil and condensate (Bbls)....................................          6,009           6,644
   Natural gas (Mcf)............................................         56,869          68,800
   Total (BOE)..................................................         15,487          18,111

Average sales price per unit (excluding effects of hedging):
   Oil and condensate (per Bbl).................................     $    26.72      $    10.64
   Natural gas (per Mcf)........................................     $     2.00      $     1.24
   Total (per BOE)..............................................     $    17.71      $     8.64

Average sales price per unit (including effects of hedging):
   Oil and condensate (per Bbl).................................     $    21.43      $    10.64
   Natural gas (per Mcf)........................................     $     2.00      $     1.36
   Total (per BOE)..............................................     $    15.67      $     9.07

Expenses per BOE:
   Production costs, excluding production and other taxes.......     $     3.66      $     3.06
   Production and other taxes...................................     $     1.24      $     0.72
   General and administrative...................................     $     1.81      $     1.32
   Depletion, depreciation and amortization.....................     $     3.24      $     2.94

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

Three Months Ended March 31, 2000 as compared to Three Months Ended March
31,1999

     The Company's revenues from the sale of oil and gas (excluding the effects of hedging activities) were $14.6 million and $10.3 million in 2000 and $6.4 million and $7.7 million in 1999, respectively. Realized oil and gas prices increased $10.79 per Bbl and $.64 per Mcf, respectively. Oil and gas production decreased 51,000 barrels and 1,017 MMcf, respectively, between periods. Excluding the production from the two significant dispositions in 1999, oil production was 547,000 barrels and 566,000 barrels and gas production was 5,175 MMcf and 5,363 MMcf in 2000 and 1999, respectively. Excluding the production from the two significant dispositions in 1999, oil and gas production decreased 19,000 barrels and 188 MMcf, respectively, between years. The decrease in the oil and gas production is principally due to normal production declines, offset by increased gas production from the Company's recent drilling activities.

     The Company's hedging activities in 2000 decreased oil revenues $2.9 million ($5.29 per Bbl) and increased gas revenues $26,000 ($.005 per Mcf), respectively, as compared to 1999, when hedging activities increased gas revenues $717,000 ($.12 per Mcf). The Company had no oil hedges in the 1999 period. At March 31, 2000, the Company had oil and gas hedges in place for approximately 1.5 million barrels and 12,315 MMBtu of the Company's production through the remainder of 2000 and the first half of 2001. The hedges will allow the Company to realize, at a minimum, a price of $16.86 per barrel of oil and $2.64 per MMBtu on the volumes hedged. The outstanding hedges had an estimated cost to settle of approximately $6.5 million at March 31, 2000.

     The Company's oil and gas production costs were $5.2 million ($3.66 per BOE) and $5.0 million ($3.06 per BOE) in 2000 and 1999, respectively. Excluding the production costs from the two significant dispositions in 1999, the Company's production costs would have been $4.1 million ($2.81 per BOE) in 1999. A majority of the increase is due to the Company performing only routine and necessary expenditures in certain fields early in 1999 due to depressed commodity prices and performance of special well repairs in 2000 of $.32 per BOE.

     Depletion, depreciation and amortization expense (DD&A) was $4.6 million ($3.24 per BOE) and $4.8 million ($2.94 per BOE) in 2000 and 1999, respectively. DD&A in 1999 excluded amounts from assets then classified as assets held for sale. If the DD&A from the assets then classified as assets held for sale were included, the 1999 DD&A would have been approximately $6.0 million ($3.68 per BOE). The decrease between $3.24 and $3.68 per BOE is primarily attributable to increased proved reserves, resulting from increased commodity prices and recent drilling activities.

     The Company recognized an impairment of $25.9 million in 1999. The impairment related to the write-down of the net cost of the assets held for sale based upon the expected net proceeds from the sale of these assets. See Note 9 of the consolidated financial statements for additional details.

     Estimated future cash flows for purposes of determining impairment of oil and gas properties are determined using the following assumptions:

     . Reserve economics are adjusted for known changes such as extensions and discoveries, acquisitions and dispositions of proved properties and changes in production rates and projected decline characteristics.
     . Only cash flows from proved oil and gas properties are considered in the analysis.
     . The prices used for determining cash flows are determined based on the near-term (a period of one to three years, depending on management's current views of future market conditions) NYMEX futures index adjusted for property specific qualitative and location differentials. The latest futures price in the near-term price outlook is then held constant for the remaining life of the properties. Prices estimated for future periods may be above or below current pricing levels. For example, futures prices for periods following December 31, 1998 were significantly higher than the actual prices for oil and gas as of that date, and futures prices for the periods following December 31, 1999 were significantly below the actual prices for oil and gas as of that date. Consequently, the prices used in the Company's impairment analysis were adjusted accordingly.
     . If production is subject to hedges, future product prices are further adjusted to reflect the prices to be realized under these arrangements.

     The Company's exploration and abandonment expense was $2.7 million and $2.5 million in 2000 and 1999, respectively. The increase is due primarily to the Company's increased seismic costs in 2000 compared to the same period in 1999.

     The Company's general and administrative expense (G&A) was $2.5 million ($1.81 per BOE) and $2.2 million ($1.32 BOE) in 2000 and 1999, respectively. Excluding G&A from the two significant dispositions in 1999, the Company's G&A would have been $1.8 million ($1.24 per BOE). The increase in G&A is due to (a) increased staff and related costs of the Company's new Central Gulf Coast region activity and (b) staff increases in non-synergy areas related to the anticipation of the Merger.

     The 1999 equity in net loss of affiliates is primarily attributable to the Company's ownership in two partnerships acquired in the OEDC acquisition, both of which were included in the Gulf of Mexico disposition. Included in the 1999 equity loss is approximately $211,000 of amortization of the Company's cost basis in excess of the underlying historical net assets of one of the partnerships.

     The Company's interest expense was $1.8 million and $2.6 million in 2000 and 1999, respectively. The decrease is due to the decrease in average debt level between years, resulting primarily from the sale of the Gulf of Mexico properties in the second quarter of 1999, offset by recent increased drilling activity and smaller property acquisitions.

       The Company's effective income tax rate was 35% for the quarter ended March 31, 2000 During the same period in 1999, the Company did not record an income tax benefit related to the loss from operations. In 1998 the Company provided a valuation allowance of $14.0 million against its deferred tax asset which was reversed in the fourth quarter of 1999. During the year ended December 31, 1999 and at the present, commodity prices for the Company's products improved significantly. As a result, based on the Company's analysis of the expected future results of operations based on current prices, the associated reserve volumes and the availability of tax planning strategies (such as elective capitalization of intangible drilling costs) it does not appear more likely than not that the Company will be unable to generate the $51.6 million in taxable income necessary to utilize net operating loss carryforwards over the carryforward period. The change in the outlook for commodity prices is the major factor that changed management's view with respect to the reversal of the deferred tax asset valuation as of December 31, 1999. In the first quarter of 2000 the Company generated operating income. In addition, for the year ended December 31, 1999, the Company would have generated significant operating income if impairments were not considered. This was not the case in 1998 or for the three months ended March 31, 1999 when the Company did not record any deferred tax benefit due to it being more likely than not that the company would not be able to utilize all of its available loss carryforwards prior to their ultimate expiration. Future estimated revenues, net of operating expenses from proved properties as disclosed in unaudited reserve disclosures in Note 22 of the Company's December 31, 1999 consolidated financial statements included in the Company's 1999 Form 10-K, as amended, amounted to over $775 million based on current prices and costs. These estimates of net revenues have not decreased as of March 31, 2000. This net revenue, when considered together with estimated future general and administrative expenses and existing tax basis expected to be deductible in future years is not more likely than not to yield insufficient taxable income to utilize the current tax net operating loss carryforwards during the carryforward period. A similar analysis of expected future results as of March 31, 1999 did not yield a similar result. Changes in future economic conditions, future business combinations or other factors may significantly alter this assessment.


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

     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $6.4 million for 2000, compared to $3.2 million for 1999 and net cash provided by operating activities, before changes in operating assets and liabilities, was $10.4 million for 2000, compared to $4.1 million for 1999. The increase was primarily attributable to an increase in revenues. The increase in revenues is due to an increase in commodity prices offset by decrease in production due primarily to the sale of properties and normal production declines.

Capital Expenditures. In 2000, the Company incurred actual cash expenditures of $12.2 million as compared to $7.5 million in 1999. The increase in capital expenditures is prompted by an improved commodity price outlook in 2000 as compared to 1999.

     The Company requires capital primarily for the exploration, development and acquisition of oil and gas properties, the repayment of indebtedness and general working capital needs.

     Excluding the effects of the Merger, for 2000 the Company, currently, expects to spend approximately $50 million in capital projects, of which approximately $25 million would be for development projects.

     The Company regularly engages in discussions relating to potential acquisitions of oil and gas properties. Other than the Merger, the Company has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of oil and gas properties and interests in its normal course of business. Any future acquisitions may require additional financing and may be dependent upon financing which may be required in the future to fund the Company's acquisition and drilling programs.

Capital Resources. The Company's primary capital resources are net cash provided by operating activities and the availability under the Credit Agreement, of which approximately $83 million was available at March 31, 2000.

Credit Agreement. In June 1999, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A. (the "Bank"), which established a revolving credit facility of $250 million subject to a borrowing base. The borrowing base, which is $175 million at March 31, 2000, is subject to redetermination annually each April by the lenders based on certain proved oil and gas reserves and other assets of the Company. To the extent the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by the Company ratably within 180 days, by either prepaying a portion of the outstanding amounts under the Credit Agreement or pledging additional collateral to the lenders. A portion of the Credit Agreement is available for the issuance of up to $15.0 million of letters of credit, of which $144,000 was outstanding at March 31, 2000. All amounts outstanding are due and payable in full on April 1, 2001. At March 31, 2000, the outstanding principal was $92 million and the available capacity was approximately $83 million.

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


Liquidity and Working Capital. At March 31, 2000, the Company had $1.5 million of cash and cash equivalents as compared to $1.3 million at December 31, 1999. The Company's ratio of current assets to current liabilities was .92 at March 31, 2000, compared to .77 at December 31, 1999. The working capital deficits are due partially to the Company maintaining low cash levels for cash management purposes. The Company, at March 31, 2000, has availability under its Credit Agreement to fund any working capital deficit.

Unsecured Credit Agreement. In April 1997, the Company entered into a credit agreement, as amended (the "Unsecured Credit Agreement"), with the Bank which establishes a revolving credit facility, up to the maximum of $5 million. Individual borrowings may be made for up to a three week period. The Unsecured Credit Agreement has no maturity date and is cancellable at any time by the Bank. Proceeds of the Unsecured Credit Agreement are utilized to fund short-term needs (less than thirty days). The Company had $4 million in outstanding principal under the Unsecured Credit Agreement at March 31, 2000.

     The interest rate of amounts outstanding under the Unsecured Credit Agreement is at a rate determined by agreement between the Company and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are the Bank's cost of funds plus 1% per annum.

Other Matters

Hedging Activities

     The Company uses swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. There are various counterparties to these agreements, including Enron Capital & Trade Resources Corp., an affiliate of a significant stockholder of the Company. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using NYMEX or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. At March 31, 2000, the Company had entered into hedging transactions with respect to approximately 8,250,000 and 4,065,000 MMBtu of its future 2000 and 2001, respectively, estimated natural gas production and 1,053,500 and 452,500 barrels of its future 2000 and 2001, respectively, estimated crude oil production. For additional information, see note 6 of Notes to Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative information is provided about financial instruments to which the Company is a party as of March 31, 2000, and from which the Company may incur future earnings gains or losses from changes in market interest rates and commodity prices. The Company does not enter into derivative or other financial instruments for trading purposes.

Quantitative Disclosures

Commodity Price Sensitivity:

     The following table provides information about the Company's derivative financial instruments that are sensitive to changes in natural gas and crude oil commodity prices. See note 6 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the terms of the Company's commodity derivative financial instruments that are sensitive to natural gas and crude oil commodity prices.

                                                                                                                        Fair
                                                                   2000             2001             Total              Value
                                                                   ----             ----             -----              -----
                                                                       (dollars in thousands, except volumes and prices)
Natural Gas Hedge Derivatives (a):
   Collar option contracts (b):
      Notional volumes (MMBtu)                                      8,250,000        4,065,000        12,315,000      $  (833,935)
      Weighted average short call strike price per MMBtu (c)      $     2.650       $    2.633       $     2.644
      Weighted average long put strike price per MMBtu (c)        $     3.200       $    3.160       $     3.187

   Basis differential contracts (d):
      Notional volumes (MMBtu)                                      5,955,000        1,350,000         7,305,000      $  (135,521)
      Weighted average MMBtu strike price                         $      .110       $     .095       $     .1075

   Crude Oil Hedge Derivatives (a):

      Collar option contracts (e):
        Notional volume (Bbls)                                       1,053,500          452,500         1,506,000      $(5,493,260)

        Weighted average short call strike price per Bbl (c)        $    17.02        $   16.50        $    16.86

        Weighted average long put strike price per Bbl (c)          $    21.40        $   20.48        $    21.13

--------------------------------

(a)  See note 6 of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for additional information related to hedging activities.
(b) A counterparty has the option to extend a collar option from October 1, 2000 to June 30, 2001 on volumes of 15,000 MMBtu per day at a floor and ceiling price of $2.60 and $3.08 per MMBtu, respectively. The fair value assumes the extension is exercised by the counterparty.
(c)  The strike prices are based on the prices traded on the NYMEX.
(d) The basis differential relates to the spread between the NYMEX price and an El Paso/Permian price or Waha West Texas price.
(e) A counterparty has the option to extend a collar option from July 1, 2000 to June 30, 2001 on volumes of 2,500 barrels per day at a floor and ceiling price of $16.50 and $20.48 per barrel, respectively. The fair value assumes the extension is exercised by the counterparty.

Interest Rate Sensitivity:

     The following table provides information about the Company's financial instruments that are sensitive to interest rates. The debt obligations are presented in the table at their contractual maturity dates together with the weighted average interest rates expected to be paid on the debt. The weighted average interest rates for the variable debt represents the weighted average interest paid and/or accrued in March 2000. See note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the terms of the Company's debt obligations that are sensitive to interest rates.

                                                                                               Fair
                                                       2000         2001         Total        Value
                                                       ----         ----         -----        -----
                                                         (in thousands, except interest rates)
Debt (a):
  Variable rate debt:

     Chase Bank of Texas, N.A. (Secured)               $    -     $   92,000     $92,000      $92,000
         Average interest rate                              -%         7.66%

     Chase Bank of Texas, N.A. (Unsecured)             $    -     $    4,000     $ 4,000      $ 4,000
         Average interest rate                              -%         7.37%

--------------------------

(a)  See note 3 of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for additional information related to debt.

Qualitative Disclosures

     The Company, from time to time, enters into interest rate and commodity price derivative contracts as hedges against interest rate and commodity price risk. See note 6 of Notes to Consolidated Financial Statements included in "Item
1. Financial Statements" for discussions relative to the Company's objectives and general strategies associated with it hedging instruments. The Company is a borrower under variable rate debt instruments that give rise to interest rate risk. See note 3 of Notes to Consolidated Financial Statements included in "Item
1. Financial Statements" for specific information regarding the terms of the Company's debt obligations. The Company's policy and strategy, as of March 31, 2000, is to only enter into interest rate and commodity price derivative instruments that qualify as hedges of its existing interest rate or commodity price risks.

     As of March 31, 2000, the Company's primary risk exposures associated with financial instruments to which it is a party include natural gas price volatility and interest rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 1999.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:
            ---------
            10.1 Amendment No. 1 to Merger Agreement, dated April 14, 2000, by and among Union Oil Company of California, Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.), TRH, Inc. and Titan Exploration, Inc. (filed as Exhibit 2.2 to Pure Resources, Inc.'s Registration Statement filed on Form S-4, Registration No. 333-34970), and incorporated herein by reference.

             27  Financial Data Schedule.

        (b) Reports Submitted on Form 8-K:
            ------------------------------
            None.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TITAN EXPLORATION, INC.



                                By: /s/ Jack Hightower
                                ----------------------
                                    Jack Hightower
                                    President and Chief Executive Officer



                                By: /s/ William K. White
                                ------------------------
                                    William K. White
                                    Vice President and Chief Financial Officer

Date: May 15, 2000